Form 10-Q
period 2021-06-30
Vera Therapeutics, Inc.
filed 2021-08-16
CIK 1831828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
of the Exchange Act).    Yes  ☐    No  ☒
As of August 10, 2021, the registrant had 21,277,614 shares of common stock, $0.001 par value per share, outstanding, consisting
of 20,968,376 shares of Class A common stock, $0.001 par value per share and 309,238 shares of Class B common stock, $0.001 par value per share.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VERA THERAPEUTICS, INC.
Condensed Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$91,625	$53,654
Restricted cash, current	50	50
Prepaid expenses and other current assets	4,201	557

Total current assets	95,876	54,261
Restricted cash, noncurrent	293	293
Non-marketable equity securities	1,478	—

Total assets	$97,647	$54,554

Liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,723	$909
Restructuring liability, current	360	962
Accrued expenses and other current liabilities	1,688	535

Total current liabilities	3,771	2,406
Restructuring liability, noncurrent	1,435	1,634
Accrued and other noncurrent liabilities	286	286

Total liabilities	5,492	4,326

Commitments and contingencies (Note 12)
Redeemable convertible preferred stock, $0.001 par value; 0 and 182,772,372 shares authorized, issued and outstanding as of June 30, 2021 and December 31, 2020 , respectively	—	139,576
Stockholders’ equity (deficit)
Preferred stock, $0.001 par value; 10,000,000 and 0 shares authorized as of June 30, 2021 and December 31, 2020, respectively; no shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Class A common stock, $0.001 par value; 500,000,000 and 273,986,920 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 20,968,376 and 355,296 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	21	—
Class B non-voting common stock, $0.001 par value; 14,600,000 and 21,593,607 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 309,238 and 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	191,732	2,099
Accumulated deficit	(99,598)	(91,447)

Total stockholders’ equity (deficit)	92,155	(89,348)

Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$97,647	$54,554

The accompanying notes are an integral part of these unaudited condensed financial statements.

VERA THERAPEUTICS, INC.
Condensed Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$3,235	$1,954	$6,167	$3,393
General and administrative	2,614	1,219	4,398	2,251

Total operating expenses	5,849	3,173	10,565	5,644

Loss from operations	(5,849)	(3,173)	(10,565)	(5,644)
Other income (expense):
Interest income	2	—	4	6
Interest expense	—	(63)	—	(87)
Gain on issuance of convertible notes	—	1	—	63
Change in fair value of convertible notes	—	(369)	—	(416)
Change in fair value of non-marketable equity securities	(281)	—	(281)	—
Gain on sale of PNAi technology	2,691	—	2,691	—

Total other income (expense)	2,412	(431)	2,414	(434)

Net loss and comprehensive loss	$(3,437)	$(3,604)	$(8,151)	$(6,078)

Net loss per share attributable to common stockholders, basic and diluted	$(0.33)	$(11.10)	$(1.49)	$(18.92)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	10,499,937	324,720	5,470,609	321,207

The accompanying notes are an integral part of these unaudited condensed financial statements.

VERA THERAPEUTICS, INC.
Condensed Statements of Redeemable Convertible Preferred Stock and
Stockholders’ Equity (Deficit)
(unaudited)
(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	182,772,372	$139,576	355,296	$—	—	$—	$2,099	$(91,447)	$(89,348)
Issuance of Class A common stock upon exercise of options	—	—	113,683	—	—	—	342	—	342
Stock-based compensation	—	—	—	—	—	—	404	—	404
Net loss	—	—	—	—	—	—	—	(4,714)	(4,714)

Balances as of March 31, 2021	182,772,372	139,576	468,979	—	—	—	2,845	(96,161)	(93,316)
Class A common stock issued pursuant to initial public offering, net of issuance costs			5,002,500	5	—	—	48,406	—	48,411
Conversion of preferred stock into common stock	(182,772,372)	(139,576)	15,464,775	16	309,238	—	139,560	—	139,576
Issuance of Class A common stock upon exercise of options	—	—	32,122	—	—	—	208	—	208
Stock-based compensation	—	—	—	—	—	—	713	—	713
Net loss	—	—	—	—	—	—	—	(3,437)	(3,437)

Balances as of June 30, 2021	—	$—	20,968,376	$21	309,238	$—	$191,732	$(99,598)	$92,155

The accompanying notes are an integral part of these unaudited condensed financial statements.

VERA THERAPEUTICS, INC.
Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)
(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 20 19	14,015,773	$40,095	322,007	$—	$1,486	$(38,034)	$(36,548)
Issuance of common stock upon exercise of options	—	—	2,491	—	15	—	15
Stock-based compensation	—		—	—	61	—	61
Net loss	—	—	—	—	—	(2,474)	(2,474)

Balances as of March 31, 2020	14,015,773	40,095	324,498	—	1,562	(40,508)	(38,946)

Issuance of common stock upon exercise of options	—	—	1,382	—	7	—	7
Stock-based compensation	—		—	—	72	—	72
Net loss	—	—	—	—	—	(3,604)	(3,604)

Balance as of June 30, 2020	14,015,773	$40,095	325,880	$—	$1,641	$(44,112)	$(42,471)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VERA THERAPEUTICS, INC.
Condensed Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(8,151)	$(6,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	85	220
Stock-based compensation	1,117	72
Restructuring payments	(750)	(58)
Non-cash interest expense on convertible notes	—	69
Issuance costs for convertible notes	—	23
Gain on issuance of convertible notes	—	(63)
Gain on sale of PNAi technology	(2,691)	—
Change in fair value of convertible notes	—	416
Change in fair value of non-marketable equity securities	281	—
Changes in operating assets and liabilities:
Prepaid expense and other current assets	(3,644)	(148)
Accounts payable	814	386
Accrued and other current liabilities	1,153	173
Other liabilities	—	8

Net cash used in operating activities	(11,786)	(4,980)

Cash flows from investing activities
Proceeds from sale of PNAi technology	796	—
Purchase of property and equipment	—	(99)

Net cash provided by (used in) investing activities	796	(99)

Cash flows from financing activities
Proceeds from exercise of stock options	550	84
Proceeds from issuance of convertible notes	—	5,602
Proceeds from issuance of Class A common stock upon initial public offering, net of underwriting discounts and commissions	51,176	—
Payment of offering costs related to initial public offering	(2,765)	—
Payment issuance costs related to convertible promissory notes	—	(23)
Payment on capital lease obligations	—	(80)

Net cash provided by financing activities	48,961	5,583

Net increase in cash and cash equivalents and restricted cash	37,971	504
Cash, cash equivalents and restricted cash, beginning of period	53,997	3,558

Cash, cash equivalents and restricted cash, end of period	$91,968	$4,062

Reconciliation of cash and cash equivalents and restricted cash to the balance sheets
Cash and cash equivalents	$91,625	$3,699
Restricted cash	343	363

Total cash and cash equivalents and restricted cash	$91,968	$4,062

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$18
Reclassification of redeemable convertible preferred stock in to common stock upon initial public offering	$139,576	$—
Non-marketable equity securities received as partial proceeds from sale of PNAi technology	$1,759	$—
Lease assignment	$136	$—
The accompanying notes are an integral part of these unaudited condensed financial statements.

VERA THERAPEUTICS, INC.
Notes to Unaudited Condensed Financial Statements
(Amounts in thousands, except share and per share data)
1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS
Description of Business
Vera Therapeutics, Inc., (the “Company”) is a clinical stage biotechnology company focused on developing and commercializing transformative treatments for patients with serious immunological diseases. The Company is headquartered in South San Francisco, California and was incorporated in May 2016 in Delaware. In 2017, the Company acquired all of the outstanding shares of PNA Innovations, Inc. (“PNAi”), which was based in Woburn, Massachusetts
.
Reverse Stock Split
On May 7, 2021, the Company filed a certificate of amendment to its fourth amended and restated certificate of incorporation to effect a
11.5869-for-one
reverse stock split of its issued and outstanding Class A common stock. Adjustments corresponding to the reverse stock split were made to the ratio at which the Company’s redeemable convertible preferred stock converted into Class A common stock. Accordingly, all share and per share amounts related to Class A common stock, stock options and restricted stock awards for all periods presented in the accompanying unaudited condensed financial statements and notes thereto have been retroactively adjusted, where applicable to reflect the reverse stock split.
Initial Public Offering
On May 13, 2021, the Company’s registration statement on Form
S-1
for its initial public offering (the “IPO”) was declared effective by the Securities and Exchange Commission (the “SEC”), and the shares of its Class A common stock commenced trading on the Nasdaq Global Select Market on May 14, 2021. The IPO closed on May 18, 2021, pursuant to which the Company issued and sold 4,350,000 shares of its Class A common stock at a public offering price of $11.00 per share. On May 20, 2021, the Company issued 652,500 shares of its Class A common stock to the underwriters of the IPO pursuant to the exercise of the underwriters’ option to purchase additional shares. The Company received total net proceeds of $48,411 from the IPO, after deducting underwriting discounts and commissions of $3,852, and offering costs of $2,765. Prior to the completion of the IPO, all shares of redeemable convertible preferred stock then outstanding were converted into 15,464,775 shares of Class A common stock and 309,238 shares of Class B common stock.
Liquidity
Since inception, the Company has been primarily performing research and development activities, establishing and maintaining its intellectual property, hiring personnel and raising capital to support and expand these operations. The Company has incurred recurring net operating losses since its inception and had an accumulated deficit of $99,598 as of June 30, 2021. The Company had cash and cash equivalents of $91,625 as of June 30, 2021, and has not generated positive cash flow from operations. The Company has funded its operations primarily through the issuance of common stock, redeemable convertible preferred stock and convertible notes.
Management believes that the Company’s cash and cash equivalents as of June 30, 2021, will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these unaudited condensed financial statements. While the Company believes that its current cash and cash equivalents are adequate to meet its needs for the next 12 months, the Company will need to raise additional capital in order to achieve its longer-term business objectives.

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
Unaudited Interim Condensed Financial Statements
The accompanying condensed balance sheet as of June 30, 2021, and condensed statements of operations and comprehensive loss, condensed statements of cash flows, and condensed statements of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and six months ended June 30, 2021 and 2020, are unaudited. The balance sheet as of December 31, 2020, was derived from the audited financial statements as of and for the year ended December 31, 2020. The unaudited condensed financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2020 and in the opinion of management, reflect all adjustments consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2021, and the condensed results of its operations and its cash flows for the three and six months ended June 30, 2021 and 2020. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2021 and 2020, are also unaudited. The condensed results of operations for the three and six months ended June 30, 2021, are not necessarily indicative of the results to be expected for the full year ending December 31, 2021, or any other period. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2020, included in the Company’s final prospectus dated May 13, 2021, for the IPO filed with the SEC on May 17, 2021, pursuant to Rule 424(b)(4) relating to the Company’s Registration Statement on Form
S-1,
as amended (File
No. 333-255492).
Emerging Growth Company Status
The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with certain new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (1) is no longer an emerging growth company or (2) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these unaudited condensed financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.
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
Deferred Offering Costs
Deferred offering costs consisting of legal, accounting and filing fees relating to the IPO are capitalized. The deferred offering costs were offset against the Company’s IPO proceeds upon the closing of the IPO.
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
The Company’s product candidates require approvals from the U.S. Food and Drug Administration and comparable foreign regulatory agencies prior to commercial sales in their respective jurisdictions. There can be no assurance that any product candidates will receive the necessary approvals. If the Company was denied approval, approval was delayed, or the Company was unable to maintain approval for any product candidate, it could have a materially adverse impact on the Company
.
Impact of the
COVID-19
Pandemic
The
COVID-19
pandemic continues to evolve. The extent of the impact of the
COVID-19
pandemic on the Company’s business, operations, and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak and its impact on the Company’s development activities, planned clinical trial enrollment, future trial sites, contract research organizations, third-party manufacturers, and other third parties with whom the Company does business, as well as its impact on regulatory authorities and the Company’s key scientific and management personnel. The ultimate impact of the
COVID-19
pandemic or a similar health epidemic is highly uncertain and subject to change. To the extent possible, the Company is conducting business as usual, with necessary or advisable modifications to employee travel and with the Company’s employees working remotely. The Company will continue to actively monitor the evolving situation related to the
COVID-19
pandemic and may take further actions that alter the Company’s operations, including those that may be required by federal, state or local authorities, or that the Company determines are in the best interests of its employees and other third parties with whom the Company does business. At this point, the extent to which the
COVID-19
pandemic may affect the Company’s business, operations and development timelines and plans, including the resulting impact on expenditures and capital needs, remains uncertain.
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
Comprehensive Loss
Comprehensive loss consists of net loss and other gains and losses affecting redeemable convertible preferred stock and stockholders’ equity (deficit) that, under U.S. GAAP, are excluded from net loss. The Company has no items of other comprehensive loss for the three and six months ended June 30, 2021 and 2020. As such, net loss equals comprehensive loss.
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

Costs incurred in obtaining technology licenses including upfront and milestone payments incurred under the Company’s licensing agreements are recorded as expense in the period in which they are incurred, provided that the licensed technology, method or process has no alternative future uses other than for the Company’s research and development activities
.
Research Contract Costs and Accruals
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
Redeemable Convertible Preferred Stock
The Company records all shares of redeemable convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. The carrying value of the Company’s redeemable convertible preferred stock is adjusted to reflect dividends if and when declared by the Company’s board of directors. No dividends have been declared by the board of directors since inception. The Company classifies its redeemable convertible preferred stock separate from total stockholders’ equity (deficit), as the redemption of such stock is not solely under the control of the Company.
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
Income Taxes
The Company did not record an income tax provision for the three and six months ended June 30, 2021 and 2020 as net operating losses have been incurred since inception. The net deferred tax assets generated from net operating losses are fully offset by a valuation allowance.

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
The Company’s participating securities include the Company’s redeemable convertible preferred stock, as the holders were entitled to receive noncumulative dividends on a pari passu basis in the event that a dividend is paid on common stock. The Company also considers any shares issued on the early exercise of stock options subject to repurchase to be participating securities because holders of such shares have non-forfeitable
dividend rights in the event a dividend is paid on common stock. The holders of redeemable convertible preferred stock, as well as the holders of early exercised shares subject to repurchase, did not and do not have a contractual obligation to share in losses of the Company, and therefore during periods of loss there is no allocation required under the two-class
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
Level 3 – Model derived valuations in which one or more significant inputs or significant value drivers are unobservable, including assumptions developed by the Company
.
The carrying amounts of the Company’s cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair value due to their short-term nature.
Money market funds are highly liquid investments that are actively traded. The pricing information for the Company’s money market funds are readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.
The Company’s
non-marketable
equity securities (Note 5) are measured at fair value using an option pricing valuation methodology. The option pricing methodology relies on risk-neutral valuation which calculates the value of an asset by discounting the expected value of its future payoffs at the risk-free rate of return. The fair value of the non-marketable equity securities is derived from quoted prices for similar instruments and observable inputs in active markets. This approach results in the classification of these securities as Level 2 of the fair value hierarchy.
There were no transfers between Levels 1, 2, or 3 for any of the periods presented. As of June 30, 2021, and December 31, 2020, the Company held $86,805 and $52,301, respectively, in money market funds with no unrealized gains or losses.
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
On June 20, 2018, the FASB issued ASU
No. 2018-07,
Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting
, to reduce cost and complexity and to improve financial reporting for share-based payments issued to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). This includes allowing for the measurement of awards at the grant date and recognition of awards with performance conditions when those conditions are probable, both of which are earlier than under current guidance for nonemployee awards. The Company adopted this standard as of January 1, 2020 on a retrospective basis. The adoption of this standard did not have a material impact on its unaudited condensed financial statements.
In August 2018, the FASB issued ASU
No. 2018-13,
Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement
, which amends ASC 820, Fair Value Measurement. This standard modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The Company adopted this standard as of January 1, 2020 on a retrospective basis. The adoption of this standard did not have a material impact on its unaudited condensed financial statements.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU
No. 2016-02,
Leases (Topic 842)
, subsequently amended by ASU
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

In June 2016, the FASB issued ASU
2016-13,
Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
. The objective of the standard is to provide information about expected credit losses on financial instruments at each reporting date and to change how other-than temporary impairments on investment securities are recorded. The guidance is effective for the Company beginning on January 1, 2023, with early adoption permitted. The Company is currently evaluating the impact the standard may have on its financial statements and related disclosures.
In August 2020, the FASB issued ASU
No. 2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity
’
s Own Equity (Subtopic
815-40)
. This standard simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC
470-20
that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. ASU
2020-06
is effective for the Company for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2023, and early adoption is permitted. The Company is currently evaluating the impact this standard will have on its financial statements.
3. OTHER FINANCIAL STATEMENT INFORMATION
Prepaid Expense and Other Current Assets
Prepaid expenses and other current assets consist of the following.

	June 30, 2021	December 31, 2020
Prepaid insurance	$2,509	$27
Prepaid contract costs	1,132	—
Deposits	85	86
Receivables on exercise of options	—	52
Other	475	392

Total prepaid expenses and other current assets	$4,201	$557

Accrued Expenses
and Other Current Liabilities
Accrued
expenses
and other current liabilities consist of the following.

	June 30, 2021	December 31, 2020
Accrued payroll	$558	$405
Related party payable	717	—
Accrued expense and other	413	130

Total accrued expenses and other current liabilities	$1,688	$535

Related party payable represents amounts due to Ares Trading S.A. (“Ares”), an affiliate of Merck KGaA, Darmstadt, Germany, related to manufacturing technology and know-how
transfer services performed for atacicept pursuant to the license agreement between the Company and Ares (see Note 11).
4. NEUBASE ASSET SALE
On January 27, 2021, the Company entered into an asset purchase agreement with NeuBase Therapeutics, Inc. (“NeuBase”), whereby the Company agreed to sell all assets relating to its investment in PNAi, including all inventory, machinery, intellectual property, goodwill, and licenses, and NeuBase agreed to assume certain related liabilities. The sale of the Company’s investment in PNAi closed on April 26, 2021. The Company received
$796
 in cash and
308,635 shares of
NeuBase
common stock, with a fair market value of $1,759 based on the closing price reported on the Nasdaq Capital Market on the date the sale closed. Of the total
NeuBase
shares issued to the Company, 162,260
were placed in escrow to secure certain obligations under the asset purchase agreement.
In connection with the sale, the Company also assigned certain leases for research and laboratory equipment to NeuBase (see Note 13).
The Company recognized a gain of $2,691 on the sale of assets to NeuBase.

5.
NON-MARKETABLE
EQUITY SECURITIES
The Company has an investment in NeuBase common stock with restrictions on the sale or transfer of the shares. Fair value is determined using alternative pricing sources and models utilizing market observable inputs. The Company reports the restricted equity securities as non-marketable equity securities on the balance sheet, and determines current or non-current
classification based on the expected duration of the restriction.
The Company recorded a net unrealized loss
of $281
in other expense for the three months ended June 30, 2021. The carrying value is measured as the total initial cost, less the cumulative net unrealized loss
. The carrying value of the
non-marketable
equity securities as of June 30, 2021, is summarized below.

Initial cost as of April 26, 2021	$1,759
Change in fair value	(281)

Balance as of June 30, 2021	$1,478

6. CONVERTIBLE NOTES
In March 2020, the Company issued convertible notes to certain existing investors of the Company for cash. The principal amount of the convertible notes was $5,000 in the aggregate with a fixed accrued interest rate of 4% per annum. The convertible notes were either due on or after December 31, 2020, or upon a change of control of the Company, unless earlier converted. No principal or interest was payable prior to maturity as the convertible notes and any accrued interest would automatically convert upon a qualified financing event at a conversion price equal to 85% of the price per share of the qualified financing. Holders also had the option to convert their notes to shares of Series B redeemable convertible stock at a conversion price equal to $4.2926 per share on the maturity date or upon a change of control of the Company, if no qualified financing occurred prior to such date
.
Due to certain embedded features within the convertible notes, the Company elected to account for the convertible notes under the fair value option.
In April and May 2020, the Company issued additional convertible notes to certain existing investors of the Company for cash. The principal amount of the convertible notes was $602 in the aggregate with the same terms as the convertible notes issued in March 2020.
In October 2020, the outstanding principal and accrued interest of $134, were automatically converted into 11,404,246 shares of the Company’s Series C redeemable convertible preferred stock in connection with the closing of the Company’s Series C redeemable convertible preferred stock financing (see Note 7) at a conversion price of $0.5030 per share, which was 85% of the $0.5918 original issuance price of the Series C redeemable convertible preferred stock.
7. REDEEMABLE CONVERTIBLE PREFERRED STOCK
As of December 31, 2020, the Company’s redeemable convertible preferred stock consisted of the following balances.

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

In October 2020, the Company issued 135,180,800 shares of Series C redeemable convertible preferred stock for a purchase price of $0.5918 per share, payable in cash. Gross proceeds to the Company were $80,000. The Series C redeemable convertible preferred stock financing triggered the automatic conversion of the Company’s outstanding convertible notes into 11,404,246 shares of Series C redeemable convertible preferred stock based on price of $0.5030 per share (85% of the $0.5918 original issuance price of the Series C redeemable convertible preferred stock). In addition, the Company issued 22,171,553 shares of Series C redeemable convertible preferred stock to Ares as the initial payment for the Company’s license of atacicept from Ares (see Note 11).
In May 2021, immediately prior to the completion of the IPO (see Note 1), all outstanding shares of redeemable convertible preferred stock were automatically converted into 15,774,014 shares of common stock.
8. COMMON STOCK
As of June 30, 2021, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 500,000,000 shares of Class A common stock and 14,600,000 shares of Class B common stock, each with a par value of $0.001 per share. Each share of Class A common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Class B common stock is non-voting.
The holders of Class A common stock, voting exclusively and as a separate class, have the exclusive right to vote for the election of one director of the Company. Class A common stockholders and holders of Class B common stock are entitled to receive dividends, as may be declared by the board of directors. Through June 30, 2021, no cash dividends have been declared or paid.
9. STOCK COMPENSATION
In April 2021, the Company adopted the 2021 Employee Stock Purchase Plan (“ESPP”) and the 2021 Equity Incentive Plan (“2021 EIP”), each of which became effective in connection with the IPO. The Company has reserved 220,251 and 2,212,335 shares of Class A common stock for future issuance under the ESPP and 2021 EIP, respectively.
The Company may not grant any additional awards under the 2017 Equity Incentive Plan (“2017 EIP”). The 2017 EIP will continue to govern outstanding equity awards granted thereunder. As of June 30, 2021, there were 1,762,009 shares available for issuance under the 2021 EIP.
Stock option activity under the 2017 EIP and 2021 EIP was as follows:

	NUMBER OF OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE (000s)
Balance – December 31, 2020	1,855,507	$2.99	9.79	$8
Granted	935,279	7.33
Exercised	(145,805)	3.77
Cancelled and forfeited	(1,654)	9.64

Balance – June 30, 2021	2,643,327	4.50	9.56	$499

Options exercisable – June 30, 2021	57,465	3.54	9.11	$22,758

Unvested and expected to vest –June 30, 2021	2,585,862	$4.52	9.57	$22,259

The aggregate intrinsic value of stock options exercised during the three and si
x
months ended June 30, 2021, was $61 and $745, respectively. The weighted
-average
grant date fair value of options granted during the three and six months ended June 30, 2021, was $8.60 and $7.11, respectively, per share. The weighted
-average
grant date fair value of options vested during the three and six months ended June 30, 2021, was $2.22 and $2.42, respectively, per share.

Stock-Based Compensation Expense
The following tables summarize the stock-based compensation expense for stock options and restricted stock awards granted to employees and nonemployees that was recorded in the Company’s statements of operations and comprehensive loss for the three and six months ended June 30, 2021 and 2020.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
Research and development	$233	$1	$293	$4
General and administrative	480	71	824	129

Total stock-based compensation expense	$713	$72	$1,117	$133

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
Employees	$703	$70	$1,102	$129
Nonemployees	10	2	15	4

Total stock-based compensation expense	$713	$72	$1,117	$133

As of June 30, 2021, the Company had $9,438 of unrecognized stock-based compensation expense related to unvested stock options and restricted stock awards, which is expected to be recognized over a weighted-average period of approximately 1.7 years, respectively.
The fair value of stock options granted during the three months ended June 30, 2021 and 2020 was estimated using the Black-Scholes option pricing model based on the following weighted average assumptions.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
Expected term (in years)	5.5 – 6.1	5.8 – 6.1	5.5 – 6.1	5.5 – 6.1
Expected volatility	76.3% – 76.6%	75.6% – 75.7%	76.3% – 76.6%	74.0% – 75.7%
Risk-free rate	1.0% – 1.1%	0.4% – 0.4%	0.6% – 1.1%	0.4% – 1.7%
Dividend yield	—	—	—	—
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
The following table summarizes the activity for the Company’s restricted stock for the six months ended June 30, 2021.

NUMBER OF SHARES
Unvested as of December 31, 2020	41,363
Vested	(24,817)

Unvested as of June 30, 2021	16,546

For each of the six months ended June 30, 2021 and 2020, the Company recognized $157 and $0, respectively, of stock-based compensation expense related to restricted stock awards that vested during the periods.
10. EMPLOYEE BENEFIT PLANS
The Company sponsors a qualified 401(k) defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. There were no employer contributions under this plan for the three and six months ended June 30, 2021.

11. LICENSES AND COLLABORATIONS
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
The Yale CRA required funding the labs of collaborators with $1,500 per year for a minimum of two years. The Yale CRA expired in 2019. No payments were made to Yale University pursuant to the Yale CRA during the year ended December 31, 2019 with no future obligation under this commitment.
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
Ares is performing manufacturing technology and
know-how
transfer to the Company over a period not to exceed two years from the effective date of the Ares Agreement. The Company accrued $418 and $717 due to Ares for these services during the three and six months ended June 30, 2021, respectively.
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

12. COMMITMENTS AND CONTINGENCIES
The aggregate future minimum lease payments for operating leases as of June 30, 2021, are as follows.

	Operating Leases (1)	Sublease Income
2021 (remaining 6 months)	$1,169	$(928)
2022	2,381	(1,908)
2023	2,458	(1,971)
2024	2,538	(2,036)
2025	1,954	(1,569)

Total payments	$10,500	$(8,412)

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
The Company’s total future minimum commitment due pursuant to the South San Francisco Lease is $10,500 as of June 30, 2021. In November 2020, the Company entered into a non-cancellable
sublease agreement for the facility, under the terms of which the Company is entitled to receive $8,412 in sublease payments over the term of the sublease, which ends concurrently with the original lease in September 2025. As tenant, the Company remains responsible for the $10,500 minimum lease commitment on the facilities.
The Company recorded rent expense totaling $535 and $1,070 for the three and six months ended June 30, 2020, respectively. No rent expense was recorded during the three and six months ended June 30, 2021.
Equipment Lease
The Company had certain leases on research and laboratory equipment which were assigned to a certain third party as of June 30, 2021. The Company recorded rent expense totaling $128 and $256 for the three and six months ended June 30, 2020, respectively. No rent expense was recorded during the three and six months ended June 30, 2021.
13. RESTRUCTURING AND RELATED ACTIVITIES
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

The activity related to the restructuring liabilities for the three months ended June 30, 2021, is as follows.

Lease – related exit costs
Balance as of March 31, 2021	$2,041
Accretion	50
Cash payments	(160)
Lease assignment to NeuBase	(136)

Balance as of June 30, 2021	$1,795

The activity related to the restructuring liabilities for the six months ended June 30, 2021, is as follows.

	Lease – related exit costs	Employee termination	Total
Balance as of December 31, 2020	2,584	12	2,596
Accretion	85	—	85
Cash payments	(738)	(12)	(750)
Lease assignment to NeuBase	(136)	—	(136)

Balance as of June 30, 2021	$1,795	$—	$1,795

14. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following outstanding potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted
basis).

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
Redeemable convertible preferred stock	—	1,209,599	—	1,209,599
Class A common stock options issued and outstanding	2,643,327	214,138	2,643,327	214,138
Unvested restricted stock awards	16,546	—	16,546	—

Total	2,659,873	1,423,737	2,659,873	1,423,737

15. RELATED PARTY TRANSACTIONS
In October 2018, the Company entered into a sublease agreement for a portion of its South San Francisco office space, the term for which commenced on December 7, 2018. The Chief Executive Officer of the sublessor is a member of the Company’s board of directors. The initial sublease was established for approximately 400 square feet of space. Prior to the initial expiration of the sublease in April 2019, the space was expanded to approximately 3,700 square feet with the term of the lease extended for an additional two years. The monthly rent charged by the Company to the subtenant is subject to escalating rent payments according to the terms of the Company’s lease agreement, and the subtenant is required to reimburse the Company for monthly facility operating expenses based on its proportionate share of total square footage pursuant to the lease. The Company’s lease agreement provides that 50% of any profit resulting from the excess of the amount collected from the subtenant less the sum of monthly rent, operating expenses and reimbursement of direct expenditures made by the Company in order to arrange and maintain the sublease is to be shared with the lessor. To date, no profit has been realized on the sublease arrangement as the monthly collections from the subtenant are equivalent to the Company’s cost of rent, operating expense and recovery of professional fees to arrange the sublease. In June 2020, the sublease agreement was terminated. During the three and six months ended June 30, 2020, the Company recognized $82 and $160 of sublease income under this agreement, which was recorded as a reduction to the Company’s rent expense.
In October 2020, the Company entered into the Ares Agreement with Ares, pursuant to which the Company obtained an exclusive worldwide license to certain patents and related know-how
to research, develop, manufacture, use and commercialize therapeutic products containing atacicept, a recombinant fusion protein used to inhibit B cell growth and differentiation, which could potentially treat some autoimmune diseases (See Note 3 and Note 11).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form
10-Q
and our audited financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our prospectus dated May 13, 2021 that forms a part of our Registration Statement on Form
S-1,
as amended (File
No. 333-255492),
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

To date, we have funded our operations primarily through proceeds from the sale of shares of our Class A common stock, redeemable convertible preferred stock and convertible promissory notes. As of June 30, 2021, we had $91.6 million in cash and cash equivalents. In May 2021, we completed our initial public offering (“IPO”) and issued 5,002,500 shares of Class A common stock for net proceeds of approximately $48.4 million, after deducting underwriting discounts and commissions, and offering related expenses. We believe, based on our current operating plan, that our cash and cash equivalents as of June 30, 2021, will be sufficient to fund our operations for at least the next 12 months from the date of this Quarterly Report on Form 10-Q.
We have incurred significant operating losses since the commencement of our operations. Our net losses were $3.4 million and $3.6 million for the three months ended June 30, 2021 and 2020, respectively, and $8.2 million and $6.1 million for the six months ended June 30, 2021 and 2020, respectively, and we expect to incur significant and increasing losses for the foreseeable future as we continue to advance our product candidate, atacicept, and operate as a public company. Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our research and development activities. As of June 30, 2021, we had an accumulated deficit of $99.6 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses depends on the timing of when we pay these expenses, as reflected in the changes in our prepaid expense, accounts payable and other current liabilities balances.
We expect to continue to incur net operating losses for at least the next several years, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. We expect our expenses and capital requirements will increase significantly in connection with our ongoing activities as we:

•	continue our ongoing and planned research and development of our product candidate, atacicept, for the treatment of IgAN, LN and other indications;

•	conduct clinical trials and nonclinical studies for atacicept and any additional product candidates that we may pursue in the future;

•	seek to discover and develop additional product candidates and further expand our clinical product pipeline;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	continue to scale up external manufacturing capacity with the aim of securing sufficient quantities to meet our capacity requirements for clinical trials and potential commercialization;

•	establish a sales, marketing and distribution infrastructure to commercialize any approved product candidates and related additional commercial manufacturing costs;

•	develop, maintain, expand, protect and enforce our intellectual property portfolio, including patents, trade secrets and know how;

•	acquire, develop or in-license other product candidates and technologies;

•	attract, hire and retain additional clinical, scientific, quality control, and manufacturing management and administrative personnel;

•	add clinical, operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and

•	incur additional legal, accounting, investor relations and other expenses associated with operating as a public company.

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

Results of Operations
Comparison of Three Months Ended June 30, 2021 and 2020
The following table summarizes our results of operations for the periods presented.

	THREE MONTHS ENDED JUNE 30,		CHANGE
(dollars in thousands)	2021	2020	AMOUNT	%
Operating expenses:
Research and development	$3,235	$1,954	$1,281	66%
General and administrative	2,614	1,219	1,395	114%

Total operating expenses	5,849	3,173	2,676	84%

Loss from operations	(5,849)	(3,173)	(2,676)	84%
Other income (expense):
Interest income	2	—	2	*
Interest expense	—	(63)	63	*
Gain on issuance of convertible notes	—	1	(1)	*
Change in fair value of convertible notes	—	(369)	369	*
Change in fair value of non-marketable equity securities	(281)	—	(281)	*
Other income	2,691	—	2,691	*

Total other income (expense)	2,412	(431)	2,843	660%

Net loss and comprehensive loss	$(3,437)	$(3,604)	$167	5%

*	Not meaningful
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
The following table summarizes our research and development expenses incurred during the respective periods.

	THREE MONTHS ENDED JUNE 30,		CHANGE
(dollars in thousands)	2021	2020	AMOUNT	%
Direct research and development expenses
Consulting and contract research	$2,213	$669	$1,544	231%
Internal laboratory expenses	—	188	188	*
Indirect research and development expenses
Compensation and related benefits	1,022	658	364	55%
Facilities, depreciation and other	—	439	(439)	*
Research and development expenses	$3,235	$1,954	$1,281	66%

*	Not meaningful

Research and development expenses increased by $1.3 million, or 66%, to $3.2 million in the three months ended June 30, 2021, from $2.0 million in the three months ended June 30, 2020. The increase was primarily due to an increase of $1.5 million in consulting and contract research expense resulting primarily from start-up
expenses for the Phase 2b clinical trial of atacicept initiated during the period, and an increase of $0.4 million of compensation and related expense to employees resulting primarily from the market rates at which clinical development professionals are compensated compared to those for personnel conducting internal preclinical research. These were partially offset by decreases of $0.4 million for facilities, depreciation and other expenses, as a result of the vacating and sublease of our leased facilities in South San Francisco in November 2020, and a decrease of $0.2 million of internal research and development resulting from our ceasing of internal research in September 2020.
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

	THREE MONTHS ENDED JUNE 30,		CHANGE
(dollars in thousands)	2021	2020	AMOUNT	%
General and administrative	$2,614	$1,219	$1,395	114%
General and administrative expenses increased by $1.4 million, or 114%, to $2.6 million in the three months ended June 30, 2021, from $1.2 million in the three months ended June 30, 2020, due primarily to an increase of $0.4 million in insurance premium expense, an increase of $0.4 million in stock-based compensation and an increase of $0.3 million in legal expenses.
Total Other Income (Expense)

	THREE MONTHS ENDED JUNE 30,		CHANGE
(dollars in thousands)	2021	2020	AMOUNT	%
Total other income (expense)	2,412	$(431)	2,843	660%
Total other income increased by $2.8 million in total other income to $2.4 million total other income in the three months ended June 30, 2021, from $0.4 million other expense in the three months ended June 30, 2020, due to other income of $2.7 million recognized in the three months ended June 30, 2021, from the sale of assets to NeuBase.

Liquidity and Capital Resources
To date, we have funded our operations primarily through the issuance and sale of redeemable convertible preferred stock and convertible promissory notes, and net proceeds from our IPO. From our inception through June 30, 2021, we have raised aggregate net cash proceeds of $190.0 million from the issuance and sale of redeemable convertible preferred stock and convertible notes and our IPO. Since the date of our incorporation, we have not generated any revenue from product sales and have incurred substantial operating losses and negative cash flows from operations.
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
On May 18, 2021, we completed our IPO. In connection with our IPO, we issued and sold 5,002,500 shares of Class A common stock, including 652,500 shares associated with the full exercise on May 20, 2021 of the underwriters’ option to purchase additional shares, at a price to the public of $11.00 per share, resulting in net proceeds to us of approximately $48.4 million, after deducting underwriting discounts and commissions and offering related expenses payable by us. All shares issued and sold were registered pursuant to a registration statement on Form
S-1,
as amended (File
No. 333-255492),
declared effective by the SEC on May 13, 2021.
As of June 30, 2021, we had cash and cash equivalents balance of $91.6 million. We believe, based on our current operating plan, that our cash and cash equivalents as of June 30, 2021, will be sufficient to fund our operations for at least the next 12 months from the date of this Quarterly Report on Form 10-Q.
Cash Flows
The following table summarizes our cash flows for the periods indicated.

	SIX MONTHS ENDED JUNE 30,
(dollars in thousands)	2021	2020
Net cash used in operating activities	$(11,786)	$(4,980)
Net cash provided by (used in) investing activities	796	(99)
Net cash provided by financing activities	48,961	5,583

Net increase in cash, cash equivalents and restricted cash	$37,971	$504

Operating Activities
In the six months ended June 30, 2021, we used $11.8 million of cash in operating activities, attributable to a net loss of $8.2 million, a $2.7 million non-cash
gain on sale of assets to NeuBase, and a $3.6 million increase in prepaid expenses and other current assets.

In the six months ended June 30, 2020, we used $5.0 million of cash in operating activities, attributable to a net loss of $6.1 million, partially offset by the non-cash
expenses of $0.4 million resulting from a change in the fair value of convertible notes and an $0.4 million increase in accounts payable balances.
Investing Activities
In the
six
months ended June 30, 2021, our investing activities provided $0.8 million of cash resulting from the sale of assets to NeuBase.
Financing Activities
In the six months ended June 30, 2021, our financing activities provided $49.0 million of cash resulting from $51.2 million proceeds from our IPO, net of underwriting discounts and commissions, partially offset by the payment of $2.8 million of related offering costs during the period.
In the six months ended June 30, 2020, our financing activities provided $5.6 million of cash resulting from the issuance of convertible notes payable that were subsequently converted into Series C redeemable convertible preferred stock later in 2020.
Contractual Obligations
During the six months ended June 30, 2021, there were no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Prospectus.
We enter into agreements in the normal course of business with various third parties for preclinical, clinical and other services. These contracts are generally cancellable without material penalty upon written notice. Payments associated with these agreements are not included in this table of contractual obligations.
Off-Balance Sheet Arrangements
Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
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
During the six months ended June 30, 2021, there were no material changes to our critical accounting policies from those discussed in the Prospectus.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our cash and cash equivalents as of June 30, 2021, consisted of readily available checking and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. We do not believe that our cash or cash equivalents have significant risk of default or illiquidity. While we believe our cash and cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one financial institution that is in excess of federally insured limits.
Effects of Inflation
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based upon the evaluation, our management concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weakness that existed in our internal control over financial reporting as described below, and which continued to exist as of June 30, 2021.
Notwithstanding the identified material weakness, management believes the unaudited condensed financial statements included in this Quarterly Report on Form
10-Q
fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP.

Material Weakness in Internal Control over Financial Reporting
In connection with the audit of our financial statements as of and for the years ended December 31, 2019 and 2020, we identified a material weakness in internal control over financial reporting. The material weakness related to a lack of sufficient number of qualified personnel within our accounting function to adequately segregate duties, to perform sufficient reviews and approval of manual journal entries posted to the general ledger and to consistently execute review procedures over general ledger account reconciliations, financial statement preparation and accounting for non-routine
transactions. We have begun to undertake specific remediation actions to address the control deficiencies in our financial reporting. We have hired one full-time employee and retained experienced consultants in the accounting function, and we are recruiting for additional full-time positions. We have also initiated implementation of an accounting system that will allow certain segregation of duties to be automated. We cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses.
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

As of June 30, 2021, we had $91.6 million in cash and cash equivalents. In May 2021, we consummated our IPO and issued 5,002,500 shares of Class A common stock for net proceeds of approximately $48.4 million, after deducting underwriting discounts and commissions and offering related expenses. We believe, based on our current operating plan, that our cash and cash equivalents as of June 30, 2021, will be sufficient to fund our operations for at least the next 12 months. In particular, we believe that our cash and cash equivalents as of June 30, 2021, will allow us to complete our current Phase 2b clinical trial for atacicept in patients with IgAN, and initiate a Phase 2b or Phase 3 clinical trial for atacicept in patients with LN. Our estimate as to how long we expect our cash and cash equivalents as of June 30, 2021, to be able to continue to fund our operating expenses and capital expenditures requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic nature of our business, the ongoing
COVID-19
pandemic and the macro-economic environment generally. We anticipate that our expenses will increase substantially if, and as, we:

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

Advancing the development of atacicept and any future product candidates we may develop will require a significant amount of capital. Our cash and cash equivalents as of June 30, 2021 will not be sufficient to fund all of the activities that are necessary to complete the development of atacicept through approval and commercial launch.
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
We have incurred net losses since inception, and we expect to continue to incur net losses for the foreseeable future. In addition, we may be unable to continue as a going concern over the long-term.*
We have incurred net losses in each reporting period since the commencement of our operations and have not generated any revenue from product sales to date. We had net losses of $3.4 million and $3.6 million for the three months ended June 30, 2021 and 2020, respectively. We had an accumulated deficit of $99.6 million as of June 30, 2021. Our losses have resulted principally from expenses incurred in research and development and from management and administrative costs and other expenses that we have incurred while building our business infrastructure, a significant portion of which were incurred resulting from our efforts to develop gamma-PNA
chemistry and triplex gene editing for therapeutic use, which we discontinued in September 2020. Our only product candidate, atacicept, is in early-stage clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing atacicept in one of our lead indications, we expect that we will continue to incur substantial research and development and other expenses as we continue the clinical development programs for atacicept in other indications.
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

•	obtaining approval from one or more institutional review boards (“IRBs”);

•	IRBs refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;

•	changes to clinical trial protocol;

•	clinical sites deviating from trial protocol or dropping out of a trial;

•	study conduct issues, which could confound the clinical endpoints and/or data;

•	manufacturing sufficient quantities of clinical trial material to supply the clinical trials;

•	subjects failing to enroll or remain in our trial at the rate we expect, or failing to return for post-treatment follow-up;

•	delays in enrollment due to low prevalence or incidence rates of subjects with the applicable disease;

•	delays in enrollment by subjects, or completion of the trial by subjects, due to the COVID-19 pandemic;

•	subjects choosing an alternative treatment for the indication for which we are developing atacicept, or participating in competing clinical trials;

•	lack of adequate funding to continue the clinical trial;

•	subjects experiencing severe or unexpected drug-related adverse effects;

•	regulatory authorities imposing a clinical hold;

•	occurrence of serious adverse events in trials of the same class of agents conducted by other companies;

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
Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Moreover, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is also unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

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
orders related to
COVID-19,
its variants or other infectious diseases, is expected to continue to impact personnel at our and our third-party manufacturing facilities for the foreseeable future. The ongoing
COVID-19
pandemic continues to evolve. The extent to which the
COVID-19
pandemic continues to impact our business, clinical development, including our ongoing and planned preclinical studies and clinical trials, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease, including the effectiveness and timing of vaccination programs in the United States and worldwide. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy as a whole. However, these effects could have negative impacts on our business, financial condition and results of operations.
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
As of August 10, 2021, we had 13 full-time employees, including eight employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we continue to operate as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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
We cannot be certain that the claims in our U.S. pending patent applications and corresponding international applications will be considered patentable by the United States Patent and Trademark Office (“USPTO”) courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued patent(s) will not be found invalid or unenforceable if challenged.
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
The price of our Class A common stock may be volatile, and you could lose all or part of your investment.*
The trading price of our Class A common stock is likely to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. For example, the closing price of our Class A common stock since its trading began on May 14, 2021, to August 10, 2021, has ranged from a low of $11.30 to a high of $26.97. The stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.
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
As of August 10, 2021, there were 20,968,376 shares of Class A common stock and 309,238 shares of Class B common stock outstanding. Of these shares, only the shares of Class A common stock sold in our IPO by us, other than to our affiliates, are freely tradable without restriction or further registration under the Securities Act, as amended, unless held by our “affiliates” as defined in Rule 144 under the Securities Act.
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
Stock Option Grants
For the three months ended June 30, 2021, we granted options to purchase 450,326 shares of our Class A common stock to certain of our employees and directors with a weighted-average exercise price of $11.00 per share. The offer, sale and issuance of these options were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 in that the transactions were under a compensatory benefit plan and contracts relating to compensation as provided under Rule 701.

Issuance of Class A Common Stock upon Conversion of Redeemable Convertible Preferred Stock
On May 18, 2021, upon the closing of our IPO, all shares of our then-outstanding redeemable convertible preferred stock converted into 15,464,775 shares of our Class A common stock pursuant to a May 7, 2021, mandatory conversion election executed by the requisite holders of our then-outstanding redeemable convertible preferred stock. The stock was issued pursuant to the exemption from the registration requirements of the Securities Act provided by Section 3(a)(9) or Section 4(a)(2) of the Securities Act.
Use of Proceeds
We consummated our IPO pursuant to the registration statement on Form
S-1,
as amended (File
No. 333-255492)
that was declared effective on May 13, 2021, and registered an aggregate of 5,002,500 shares of our Class A common stock. On May 18, 2021, we sold 4,350,000 shares of our Class A common stock at a public offering price of $11.00 per share for aggregate gross proceeds of $47.85 million. On May 20, 2021, in connection with the full exercise of the underwriters’
30-day
option to purchase additional shares, we issued and sold 652,500 additional shares of Class A common stock at a public offering price of $11.00 per share for aggregate gross proceeds of $7.2 million. Jefferies LLC, Cowen and Company, LLC and Evercore Group L.L.C. served as joint book-running managers.
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
There has been no material change in the planned use of proceeds from our IPO as described in the Prospectus. We invested the funds received in cash and cash equivalents in accordance with our investment policy.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 18, 2021).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 18, 2021).

4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-255492), filed with the SEC on May 10, 2021).

Exhibit Number	Description

4.2	Second Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders, dated October 29, 2020 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-255492), filed with the SEC on April 23, 2021).

10.1†	Vera Therapeutics, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-255492), filed with the SEC on May 10, 2021).

10.2†	Forms of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the Vera Therapeutics, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-255492), filed with the SEC on May 10, 2021).

10.3†	Forms of Restricted Stock Unit Grant Notice and Award Agreement under the Vera Therapeutics, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-255492), filed with the SEC on May 10, 2021).

10.4†	Vera Therapeutics, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-255492), filed with the SEC on May 10, 2021).

10.5†	Vera Therapeutics, Inc. 2021 Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-255492), filed with the SEC on May 10, 2021).

10.6†	Amended and Restated Offer Letter by and between the Registrant and Marshall Fordyce, M.D., dated May 7, 2021 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-255492), filed with the SEC on May 10, 2021).

10.7†	Amended and Restated Offer Letter by and between the Registrant and Joanne Curley, Ph.D., dated May 7, 2021 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-255492), filed with the SEC on May 10, 2021).

10.8†	Amended and Restated Offer Letter by and between the Registrant and Celia Lin, M.D., dated May 7, 2021 (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-255492), filed with the SEC on May 10, 2021).

10.9†	Offer Letter by and between the Registrant and Sean P. Grant, dated May 30, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 14, 2021).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
†	Indicates management contract or compensatory plan.
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

Vera Therapeutics, Inc.

Date: August 16, 2021	By:	/s/ Marshall Fordyce
Marshall Fordyce, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Sean Grant
Sean Grant
Chief Financial Officer (Principal Financial Officer)