Form 10-Q
period 2021-09-30
Vera Therapeutics, Inc.
filed 2021-11-10
CIK 1831828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 5, 2021, the registrant had 21,277,614 shares of common stock, $0.001 par value per share, outstanding, consisting of 20,968,376 shares of Class A common stock, $0.001 par value per share and 309,238 shares of Class B common stock, $0.001 par value per share.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERA THERAPEUTICS, INC.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$86,191	$53,654
Restricted cash, current	—	50
Prepaid expenses and other current assets	3,569	557
Total current assets	89,760	54,261
Restricted cash, noncurrent	293	293
Non-marketable equity securities	1,114	—
Total assets	$91,167	$54,554
Liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$964	$909
Restructuring liability, current	367	962
Accrued expenses and other current liabilities	2,711	535
Total current liabilities	4,042	2,406
Restructuring liability, noncurrent	1,362	1,634
Accrued and other noncurrent liabilities	286	286
Total liabilities	5,690	4,326
Commitments and contingencies (Note 12)
Redeemable convertible preferred stock, $0.001 par value; 0 and 182,772,372 shares authorized, issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	139,576
Stockholders’ equity (deficit)
Preferred stock, $0.001 par value; 10,000,000 and 0 shares authorized as of September 30, 2021 and December 31, 2020, respectively; no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Class A common stock, $0.001 par value; 500,000,000 and 273,986,920 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 20,968,376 and 355,296 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	21	—
Class B non-voting common stock, $0.001 par value; 14,600,000 and 21,593,607 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 309,238 and 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	192,665	2,099
Accumulated deficit	(107,209)	(91,447)
Total stockholders’ equity (deficit)	85,477	(89,348)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$91,167	$54,554

The accompanying notes are an integral part of these unaudited condensed financial statements.

VERA THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$3,564	$1,969	$9,731	$5,362
General and administrative	3,688	652	8,086	2,903
Restructuring costs	—	1,416	—	1,416
Total operating expenses	7,252	4,037	17,817	9,681
Loss from operations	(7,252)	(4,037)	(17,817)	(9,681)
Other income (expense):
Interest income	5	—	9	6
Interest expense	—	(64)	—	(151)
Gain on issuance of convertible notes	—	—	—	63
Change in fair value of convertible notes	—	(359)	—	(775)
Change in fair value of non-marketable equity securities	(364)	—	(645)	—
Gain on sale of PNAi technology	—	—	2,691	—
Total other income (expense)	(359)	(423)	2,055	(857)
Net loss and comprehensive loss	$(7,611)	$(4,460)	$(15,762)	$(10,538)
Net loss per share attributable to common stockholders, basic and diluted	$(0.36)	$(13.68)	$(1.46)	$(32.64)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	21,265,519	325,985	10,793,436	322,811

The accompanying notes are an integral part of these unaudited condensed financial statements.

VERA THERAPEUTICS, INC.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

For the Three and Nine Months Ended September 30, 2021

(unaudited)

(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2020	182,772,372	$139,576	355,296	$—	—	$—	$2,099	$(91,447)	$(89,348)
Issuance of Class A common stock upon exercise of options	—	—	113,683	—	—	—	342	—	342
Stock-based compensation	—	—	—	—	—	—	404	—	404
Net loss	—	—	—	—	—	—	—	(4,714)	(4,714)
Balances as of March 31, 2021	182,772,372	139,576	468,979	—	—	—	2,845	(96,161)	(93,316)
Class A common stock issued pursuant to initial public offering, net of issuance costs			5,002,500	5	—	—	48,406	—	48,411
Conversion of preferred stock into common stock	(182,772,372)	(139,576)	15,464,775	16	309,238	—	139,560	—	139,576
Issuance of Class A common stock upon exercise of options	—	—	32,122	—	—	—	208	—	208
Stock-based compensation	—	—	—	—	—	—	713	—	713
Net loss	—	—	—	—	—	—	—	(3,437)	(3,437)
Balances as of June 30, 2021	—	—	20,968,376	21	309,238	—	191,732	(99,598)	92,155
Stock-based compensation	—	—	—	—	—	—	933	—	933
Net loss	—	—	—	—	—	—	—	(7,611)	(7,611)
Balances as of September 30, 2021	—	$—	20,968,376	$21	309,238	$—	$192,665	$(107,209)	$85,477

The accompanying notes are an integral part of these unaudited condensed financial statements.

VERA THERAPEUTICS, INC.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

For the Three and Nine Months Ended September 30, 2020

(unaudited)

(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2019	14,015,773	$40,095	322,007	$—	$1,486	$(38,034)	$(36,548)
Issuance of common stock upon exercise of options	—	—	2,491	—	15	—	15
Stock-based compensation	—	—	—	—	61	—	61
Net loss	—	—	—	—	—	(2,474)	(2,474)
Balances as of March 31, 2020	14,015,773	40,095	324,498	—	1,562	(40,508)	(38,946)
Issuance of common stock upon exercise of options	—	—	1,382	—	7	—	7
Stock-based compensation	—	—	—	—	72	—	72
Net loss	—	—	—	—	—	(3,604)	(3,604)
Balances as of June 30, 2020	14,015,773	40,095	325,880	—	1,641	(44,112)	(42,471)
Issuance of common stock upon exercise of options	—	—	172	—	1	—	1
Stock-based compensation	—	—	—	—	55	—	55
Net loss	—	—	—	—	—	(4,460)	(4,460)
Balances as of September 30, 2020	14,015,773	$40,095	326,052	$—	$1,697	$(48,572)	$(46,875)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VERA THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(15,762)	$(10,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	144	893
Impairment loss on property and equipment and intangible asset	—	1,185
Stock-based compensation	2,050	188
Restructuring payments	(875)	(88)
Non-cash interest expense on convertible notes	—	125
Issuance costs for convertible notes	—	24
Gain on issuance of convertible notes	—	(63)
Gain on sale of PNAi technology	(2,691)	—
Change in fair value of convertible notes	—	775
Change in fair value of non-marketable equity securities	645	—
Changes in operating assets and liabilities:
Prepaid expense and other current assets	(3,012)	(6)
Accounts payable	55	(3)
Accrued and other current liabilities	2,176	264
Other liabilities	—	(183)
Net cash used in operating activities	(17,270)	(7,427)
Cash flows from investing activities
Proceeds from sale of PNAi technology	796	—
Purchase of property and equipment	—	(99)
Net cash provided by (used in) investing activities	796	(99)
Cash flows from financing activities
Proceeds from exercise of stock options	550	23
Proceeds from issuance of convertible notes	—	5,602
Proceeds from issuance of Class A common stock upon initial public offering, net of underwriting discounts and commissions	51,176	—
Payment of offering costs related to initial public offering	(2,765)	—
Payment issuance costs related to convertible promissory notes	—	(24)
Payment on capital lease obligations	—	(112)
Net cash provided by financing activities	48,961	5,489
Net increase (decrease) in cash and cash equivalents and restricted cash	32,487	(2,037)
Cash, cash equivalents and restricted cash, beginning of period	53,997	3,558
Cash, cash equivalents and restricted cash, end of period	$86,484	$1,521
Reconciliation of cash and cash equivalents and restricted cash to the balance sheets
Cash and cash equivalents	$86,191	$1,451
Restricted cash	293	70
Total cash and cash equivalents and restricted cash	$86,484	$1,521
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$21
Reclassification of redeemable convertible preferred stock into common stock upon initial public offering	$139,576	$—
Non-marketable equity securities received as partial proceeds from sale of PNAi technology	$1,759	$—
Lease assignment	$136	$—

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

Liquidity

Since inception, the Company has been primarily performing research and development activities, establishing and maintaining its intellectual property, hiring personnel and raising capital to support and expand these operations. The Company has incurred recurring net operating losses since its inception and had an accumulated deficit of $107,209 as of September 30, 2021. The Company had cash and cash equivalents of $86,191 as of September 30, 2021, and has not generated positive cash flow from operations. The Company has funded its operations primarily through the issuance of common stock, redeemable convertible preferred stock and convertible notes.

Management believes that the Company’s cash and cash equivalents as of September 30, 2021, will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these unaudited condensed financial statements. While the Company believes that its current cash and cash equivalents are adequate to meet its needs for the next 12 months, the Company will need to raise additional capital in order to achieve its longer-term business objectives.

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

Unaudited Interim Condensed Financial Statements

The accompanying condensed balance sheet as of September 30, 2021, and condensed statements of operations and comprehensive loss, condensed statements of cash flows, and condensed statements of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2021 and 2020, are unaudited. The balance sheet as of December 31, 2020, was derived from the audited financial statements as of and for the year ended December 31, 2020. The unaudited condensed financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2020 and in the opinion of management, reflect all adjustments consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2021, and the condensed results of its operations and its cash flows for the three and nine months ended September 30, 2021. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2021, are also unaudited. The condensed results of operations for the three and nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for the full year ending December 31, 2021, or any other period. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2020, included in the Company’s final prospectus dated May 13, 2021, for the IPO filed with the SEC on May 17, 2021, pursuant to Rule 424(b)(4) relating to the Company’s Registration Statement on Form S-1, as amended (File No. 333-255492).

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

Use of Estimates

The preparation of the Company’s unaudited condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Management estimates that affect the reported amounts of assets and liabilities include the accrual of research and development expenses, restructuring liabilities, fair value of common stock and stock-based compensation expense, and the valuation allowance for deferred tax assets. The Company evaluates and adjusts its estimates and assumptions on an ongoing basis using historical experience and other factors. Actual results could differ materially from those estimates.

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

Comprehensive Loss

Comprehensive loss consists of net loss and other gains and losses affecting redeemable convertible preferred stock and stockholders’ equity (deficit) that, under U.S. GAAP, are excluded from net loss. The Company has no items of other comprehensive loss for the three and nine months ended September 30, 2021 and 2020. As such, net loss equals comprehensive loss.

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

Income Taxes

The Company did not record an income tax provision for the three and nine months ended September 30, 2021 and 2020 as net operating losses have been incurred since inception. The net deferred tax assets generated from net operating losses are fully offset by a valuation allowance.

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

Fair Value Option

The convertible notes issued in 2020, for which the Company elected the fair value option, are accounted for at fair value on a recurring basis with changes in fair value recognized in the statement of operations and comprehensive loss. Interest accrued on the convertible notes was recorded to interest expense during the periods in which the convertible notes were outstanding.

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

There were no transfers between Levels 1, 2, or 3 for any of the periods presented. As of September 30, 2021, and December 31, 2020, the Company held $84,810 and $52,301, respectively, in money market funds with no unrealized gains or losses.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company adopted this standard as of January 1, 2021. The adoption of this standard did not have a material impact on its unaudited condensed financial statements.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), subsequently amended by ASU 2018-10, ASU 2018-11, ASU 2018-20, ASU 2019-01 and ASU 2019-10, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessors and lessees of a contract. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification on the balance sheets. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases today. The Company intends to use the modified retrospective approach to adopt this standard effective January 1, 2022. Additionally, the Company intends to use the package of available practical expedients, which allows it to (i) not reassess whether any expired or existing contracts are or contain leases; (ii) not reassess the lease classification for expired or existing leases; and (iii) not reassess the treatment of initial direct costs for any existing leases. The Company is currently evaluating the impact this standard will have on its financial statements and related disclosures.

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

3. OTHER FINANCIAL STATEMENT INFORMATION

Prepaid Expense and Other Current Assets

Prepaid expenses and other current assets consist of the following.

	September 30, 2021	December 31, 2020
Prepaid insurance	$1,837	$27
Prepaid contract costs	889	—
Deposits	57	86
Receivables on exercise of options	—	52
Other	786	392
Total prepaid expenses and other current assets	$3,569	$557

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following.

	September 30, 2021	December 31, 2020
Accrued payroll	$1,051	$405
Related party payable	994	—
Accrued expenses and other	666	130
Total accrued expenses and other current liabilities	$2,711	$535

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

As of September 30, 2021, there were 54,070 shares eligible for release from escrow. Per the terms of the agreement, the shares may be released from escrow upon the execution of a joint instruction letter.

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

The Company recorded a net unrealized loss of $364 in other expense for the three months ended September 30, 2021. The carrying value is measured as the total initial cost, less the cumulative net unrealized loss. The carrying value of the non-marketable equity securities as of September 30, 2021, is summarized below.

Initial cost as of April 26, 2021	$1,759
Change in fair value	(645)
Balance as of September 30, 2021	$1,114

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

8. COMMON STOCK

As of September 30, 2021, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 500,000,000 shares of Class A common stock and 14,600,000 shares of Class B common stock, each with a par value of $0.001 per share. Each share of Class A common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Class B common stock is non-voting. The holders of Class A common stock, voting exclusively and as a separate class, have the exclusive right to vote for the election of one director of the Company. Class A common stockholders and holders of Class B common stock are entitled to receive dividends, as may be declared by the board of directors. Through September 30, 2021, no cash dividends have been declared or paid.

9. STOCK COMPENSATION

In April 2021, the Company adopted the 2021 Employee Stock Purchase Plan (“ESPP”) and the 2021 Equity Incentive Plan (“2021 EIP”), each of which became effective in connection with the IPO. The Company has reserved 220,251 and 2,213,773 shares of Class A common stock for future issuance under the ESPP and 2021 EIP, respectively.

The Company may not grant any additional awards under the 2017 Equity Incentive Plan (“2017 EIP”). The 2017 EIP will continue to govern outstanding equity awards granted thereunder. As of September 30, 2021, there were 1,510,665 shares available for issuance under the 2021 EIP.

2017 EIP and 2021 EIP

Stock option activity under the 2017 EIP and 2021 EIP was as follows:

	NUMBER OF OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE (000s)
Balance – December 31, 2020	1,855,507	$2.99	9.79	$8
Granted	1,188,064	8.98
Exercised	(145,805)	3.77
Cancelled and forfeited	(3,095)	9.38
Balance – September 30, 2021	2,894,671	5.43	9.35	$34,521
Options exercisable – September 30, 2021	82,944	3.42	8.96	$1,155
Vested and expected to vest –September 30, 2021	2,894,671	$5.43	9.35	$34,521

The aggregate intrinsic value of stock options exercised during the three and nine months ended September 30, 2021, was zero and $206, respectively. The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2021, was $9.94 and $6.66, respectively, per share.

ESPP

The ESPP enables eligible employees to purchase shares of the Company's common stock at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first trading day or the last trading day of the offering period, whichever is lower. Eligible employees generally include all employees. Share purchases are funded through payroll deductions of at least 1% and up to 15% of an employee's eligible compensation for each payroll period. The number of shares reserved for issuance under the ESPP increase automatically on the first day of each fiscal year, beginning on January 1, 2022, by a number equal to the lesser of 440,502 shares, 1% of the total number of shares of the Company's capital stock (including all classes of the Company's common stock) outstanding on the last day of the calendar month prior to the date of the increase, or such lower number of shares. (including no shares) approved by the Company's board of directors. As of September 30, 2021, no shares have been issued pursuant to the ESPP. The ESPP generally provides for six-month consecutive offering periods beginning on September 14, 2021. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation. As such, stock-based compensation expense has been recorded for the three and nine months ended September 30, 2021.

Stock-Based Compensation Expense

The following tables summarize the stock-based compensation expense for stock options and restricted stock awards granted to employees and nonemployees that was recorded in the Company’s statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$313	$—	$606	$4
General and administrative	620	55	1,444	184
Total stock-based compensation expense	$933	$55	$2,050	$188

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Employees	$776	$53	$1,878	$182
Nonemployees	157	2	172	6
Total stock-based compensation expense	$933	$55	$2,050	$188

As of September 30, 2021, the Company had $10,348 of unrecognized stock-based compensation expense related to unvested stock options and restricted stock awards, which is expected to be recognized over a weighted-average period of approximately 3.15 years.

The fair value of stock options granted during the three and nine months ended September 30, 2021 and 2020 was estimated using the Black-Scholes option pricing model based on the following weighted average assumptions. There were no stock options granted during the three months ended September 30, 2020.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021	2020
Expected term (in years)	6.1	5.5 – 6.1	5.5 – 6.1
Expected volatility	75.4% – 75.8%	75.4% – 76.6%	74.0% – 75.7%
Risk-free rate	0.9% – 1.0%	0.6% – 1.1%	0.4% – 1.7%
Dividend yield	—	—	—

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

The following table summarizes the activity for the Company’s restricted stock for the nine months ended September 30, 2021.

NUMBER OF SHARES
Unvested as of December 31, 2020	41,363
Vested	(37,226)
Unvested as of September 30, 2021	4,137

For the nine months ended September 30, 2021, the Company recognized $236 of stock-based compensation expense related to restricted stock awards that vested during the period.

10. EMPLOYEE BENEFIT PLANS

The Company sponsors a qualified 401(k) defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. There were no employer contributions under this plan for the three and nine months ended September 30, 2021.

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

Ares is performing manufacturing technology and know-how transfer to the Company over a period not to exceed two years from the effective date of the Ares Agreement. The Company recorded related party expense of $539 and $1,256 due to Ares for these services during the three and nine months ended September 30, 2021, respectively.

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

12. COMMITMENTS AND CONTINGENCIES

The aggregate future minimum lease payments for operating leases as of September 30, 2021, are as follows.

	Operating Leases (1)	Sublease Income
2021 (remaining 3 months)	$587	$(462)
2022	2,381	(1,901)
2023	2,458	(1,964)
2024	2,537	(2,029)
2025	1,953	(1,569)
Total payments	$9,916	$(7,925)

(1) Future minimum lease payments include repayment of outstanding restructuring liabilities.

Facilities Leases

In April 2015, PNAi entered a lease for approximately 3,800 square feet of office and laboratory space for a term of 39 months in Woburn, Massachusetts. In January 2018, the Company elected to renew this lease for three years, beginning in August 2018. This lease expired in July 2021.

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

The Company’s total future minimum commitment due pursuant to the South San Francisco Lease is $9,916 as of September 30, 2021. In November 2020, the Company entered into a non-cancellable sublease agreement for the facility, under the terms of which the Company is entitled to receive $7,925 in sublease payments over the term of the sublease, which ends concurrently with the original lease in September 2025. As tenant, the Company remains responsible for the $9,916 minimum lease commitment on the facilities.

The Company recorded rent expense totaling $535 and $1,605 for the three and nine months ended September 30, 2020. No rent expense was recorded for the three and nine months ended September 30, 2021.

Equipment Lease

The Company had certain leases on research and laboratory equipment which were assigned to a certain third party as of September 30, 2021. The Company recorded no rent expense for the three months ended September 30, 2020 and rent expense totaling $256 for the nine months ended September 30, 2020. No rent expense was recorded for the three and nine months ended September 30, 2021.

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

As a result of this restructuring plan, the Company completely vacated its leased facilities in South San Francisco, California, which was subleased to a third party in November 2020, and returned certain leased equipment to the lessor. The Company recorded a discounted lease-related restructuring liability of $2,228 and $768 for the abandonment of the leased facilities and equipment, which was calculated as the present value of the estimated future lease costs for which the Company would obtain no future economic benefit over the term of the leases. In addition, the Company recognized restructuring liability of $321 related to severance and other employee termination costs related to the reduction in the number of employees.

The activity related to the restructuring liabilities for the three months ended September 30, 2021, is as follows.

Lease – related exit costs
Balance as of June 30, 2021	$1,795
Accretion	31
Provision	28
Cash Payment	(125)
Balance as of September 30, 2021	$1,729

The activity related to the restructuring liabilities for the nine months ended September 30, 2021, is as follows.

	Lease - related exit costs	Employee termination	Total
Balance as of December 31, 2020	2,584	12	2,596
Accretion	116	—	116
Provision	28	—	28
Cash payments	(863)	(12)	(875)
Lease assignment to NeuBase	(136)	—	(136)
Balance as of September 30, 2021	$1,729	$—	$1,729

14. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following outstanding potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Redeemable convertible preferred stock	—	1,209,599	—	1,209,599
Class A common stock options issued and outstanding	2,894,671	164,588	2,894,671	164,588
Unvested restricted stock awards	4,137	—	4,137	—
Total	2,898,808	1,374,187	2,898,808	1,374,187

15. RELATED PARTY TRANSACTIONS

In October 2018, the Company entered into a sublease agreement for a portion of its South San Francisco office space, the term for which commenced on December 7, 2018. The Chief Executive Officer of the sublessor is a member of the Company’s board of directors. The initial sublease was established for approximately 400 square feet of space. Prior to the initial expiration of the sublease in April 2019, the space was expanded to approximately 3,700 square feet with the term of the lease extended for an additional two years. The monthly rent charged by the Company to the subtenant is subject to escalating rent payments according to the terms of the Company’s lease agreement, and the subtenant is required to reimburse the Company for monthly facility operating expenses based on its proportionate share of total square footage pursuant to the lease. The Company’s lease agreement provides that 50% of any profit resulting from the excess of the amount collected from the subtenant less the sum of monthly rent, operating expenses and reimbursement of direct expenditures made by the Company in order to arrange and maintain the sublease is to be shared with the lessor. To date, no profit has been realized on the sublease arrangement as the monthly collections from the subtenant are equivalent to the Company’s cost of rent, operating expense and recovery of professional fees to arrange the sublease. In June 2020, the sublease agreement was terminated. During the nine months ended September 30, 2020, the Company recognized $160 of sublease income under this agreement, which was recorded as a reduction to the Company’s rent expense.

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

16. SUBSEQUENT EVENT

In November 2021, the Company entered into a lease agreement for approximately 5,000 square feet of office space in Brisbane, California. The term of the lease is three years, and rent will be approximately $288 for the first year with scheduled annual 3% increases. The lease includes renewal options for the Company.

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

To date, we have funded our operations primarily through proceeds from the sale of shares of our Class A common stock, redeemable convertible preferred stock and convertible promissory notes. As of September 30, 2021, we had $86.2 million in cash and cash equivalents. In May 2021, we completed our initial public offering (“IPO”) and issued 5,002,500 shares of Class A common stock for net proceeds of approximately $48.4 million, after deducting underwriting discounts and commissions, and offering related expenses. We believe, based on our current operating plan, that our cash and cash equivalents as of September 30, 2021, will be sufficient to fund our operations for at least the next 12 months from the date of this Quarterly Report on Form 10-Q.

We have incurred significant operating losses since the commencement of our operations. Our net losses were $7.6 million and $4.5 million for the three months ended September 30, 2021 and 2020, respectively, and $15.8 million and $10.5 million for the nine months ended September 30, 2021 and 2020, respectively, and we expect to incur significant and increasing losses for the foreseeable future as we continue to advance our product candidate, atacicept, and operate as a public company. Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our research and development activities. As of September 30, 2021, we had an accumulated deficit of $107.2 million. Our primary use of cash is to fund operating expenses, which comprise research and development and general and administrative expenditures. Cash used to fund operating expenses depends on the timing of when we pay these expenses, as reflected in the changes in our prepaid expense, accounts payable and other current liabilities balances.

We expect to continue to incur net operating losses for at least the next several years, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. We expect our expenses and capital requirements will increase significantly in connection with our ongoing activities as we:

•
continue our ongoing and planned research and development of our product candidate, atacicept, for the treatment of IgAN and other indications;
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
expand leased office facilities;
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

We will require substantial additional funding to develop our product candidates and support our continuing operations. Until such time that we can generate significant revenue from product sales or other sources, if ever, we expect to finance our operations through the sale of equity, debt financings, or other capital sources, which could include income from collaborations, strategic partnerships, or marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic and otherwise. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, including requiring us to have to delay, reduce or eliminate our product development or future commercialization efforts. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts. We cannot provide assurance that we will ever be profitable or generate positive cash flow from operating activities.

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

Results of Operations

Comparison of Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the periods presented.

	Three Months Ended September 30,		CHANGE
(dollars in thousands)	2021	2020	AMOUNT	%
Operating expenses:
Research and development	$3,564	$1,969	$1,595	81%
General and administrative	3,688	652	3,036	466%
Restructuring costs	—	1,416	(1,416)	*
Total operating expenses	7,252	4,037	3,215	80%
Loss from operations	(7,252)	(4,037)	(3,215)	80%
Other income (expense):
Interest income	5	—	5	*
Interest expense	—	(64)	64	*
Change in fair value of convertible notes	—	(359)	359	*
Change in fair value of non-marketable equity securities	(364)	—	(364)	*
Total other income (expense)	(359)	(423)	64	(15)%
Net loss and comprehensive loss	$(7,611)	$(4,460)	$(3,151)	71%

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

The following table summarizes our research and development expenses incurred during the respective periods.

	Three Months Ended September 30,		CHANGE
(dollars in thousands)	2021	2020	AMOUNT	%
Direct research and development expenses
Consulting and contract research	$2,390	$376	$2,014	536%
Internal laboratory expenses	—	863	(863)	(100)%
Indirect research and development expenses
Compensation and related benefits	1,159	282	877	311%
Facilities, depreciation and other	15	448	(433)	(97)%
Research and development expenses	$3,564	$1,969	$1,595	81%

* Not meaningful

Research and development expenses increased by $1.6 million, or 81%, to $3.6 million in the three months ended September 30, 2021, from $2.0 million in the three months ended September 30, 2020. The increase was primarily due to an increase of $2.0 million in consulting and contract research expense resulting from the Phase 2b clinical trial of atacicept enrolling during the current period, an increase of $0.9 million of employee compensation and related expenses resulting from the reduction in headcount during the period in 2020 and increased headcount to support clinical development of atacicept during the current period and $0.2 million of market research expenses. These were partially offset by decreases of $0.9 million of internal research and development expenses resulting from our ceasing of internal research in September 2020 and $0.4 million for facilities, depreciation and other expenses, as a result of the vacating and sublease of our leased facilities in South San Francisco in November 2020.

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

	Three Months Ended September 30,		CHANGE
(dollars in thousands)	2021	2020	AMOUNT	%
General and administrative	$3,688	$652	$3,036	466%

General and administrative expenses increased by $3.0 million, or 466%, to $3.7 million in the three months ended September 30, 2021, from $0.7 million in the three months ended September 30, 2020, due primarily to increases of $1.0 million of payroll and related expenses including stock-based compensation, an increase of $0.7 million in insurance premium expense, an increase of $0.3 million in legal expenses, an increase of $0.3 million in investor and public relations expenses, $0.2 million in retained search fees, and $0.2 million in stock-based compensation to non-employees.

Restructuring Costs

Restructuring costs primarily consist of contract termination costs related to leases and employee termination costs.

	Three Months Ended September 30,		CHANGE
(dollars in thousands)	2021	2020	AMOUNT	%
Restructuring Costs	—	1,416	(1,416)	*

* Not meaningful

We restructured in September 2020, resulting in the termination of certain employees and vacating of leased facilities.

Total Other Income (Expense)

	Three Months Ended September 30,		CHANGE
(dollars in thousands)	2021	2020	AMOUNT	%
Total other expense	(359)	$(423)	64	(15)%

Total other expense decreased by $64,000 to $359,000 in the three months ended September 30, 2021, from $423,000 in the three months ended September 30, 2020, due to interest expenses and other expense recognized from the change in fair value of convertible debt outstanding during the three months ended September 30, 2020. There was no interest expenses or convertible notes outstanding during the three months ended September 30, 2021. We recorded $364,000 of other expense due to unrealized loss from non-marketable equity securities in the three months ended September 30, 2021.

Liquidity and Capital Resources

To date, we have funded our operations primarily through the issuance and sale of redeemable convertible preferred stock and convertible promissory notes, and net proceeds from our IPO. From our inception through September 30, 2021, we have raised aggregate net cash proceeds of $190.0 million from the issuance and sale of redeemable convertible preferred stock and convertible notes and our IPO. Since the date of our incorporation, we have not generated any revenue from product sales and have incurred substantial operating losses and negative cash flows from operations.

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

We anticipate that we will continue to incur net losses for the foreseeable future as we continue research and development activities of atacicept, hire additional staff, including clinical, operational, financial and management personnel, and incur additional expenses associated with operating as a public company. We expect to incur significant expenses and operating losses for the foreseeable future as we advance our clinical development activities and our product candidate portfolio. We expect that our research and development and general and administrative costs will increase in connection with conducting additional clinical trials and clinical trials for our current and future research programs and product candidates, contracting with third parties to support nonclinical studies and clinical trials, expanding our intellectual property portfolio, and providing general and administrative support for our operations. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

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

As of September 30, 2021, we had cash and cash equivalents balance of $86.2 million. We believe, based on our current operating plan, that our cash and cash equivalents as of September 30, 2021, will be sufficient to fund our operations for at least the next 12 months from the date of this Quarterly Report on Form 10-Q.

Cash Flows

The following table summarizes our cash flows for the periods indicated.

	Nine Months Ended September 30,
(dollars in thousands)	2021	2020
Net cash used in operating activities	$(17,270)	$(7,427)
Net cash provided by (used in) investing activities	796	(99)
Net cash provided by financing activities	48,961	5,489
Net increase (decrease) in cash, cash equivalents and restricted cash	$32,487	$(2,037)

Operating Activities

In the nine months ended September 30, 2021, we used $17.3 million of cash in operating activities, attributable to a net loss of $15.7 million, a $2.7 million non-cash gain on sale of assets to NeuBase, and a $3.0 million increase in prepaid expenses and other current assets, partially offset by a $2.2 million increase in accrued and other current liabilities, and $2.0 million of non-cash stock-based compensation expense.

In the nine months ended September 30, 2020, we used $7.4 million of cash in operating activities, attributable to a net loss of $10.5 million, partially offset by the non-cash expenses of $1.2 million resulting from an impairment loss on property, equipment and intangible assets, $0.9 million from depreciation, amortization and accretion, and a $0.8 million decrease in the fair value of convertible notes.

Investing Activities

In the nine months ended September 30, 2021, our investing activities provided $0.8 million of cash resulting from the sale of assets to NeuBase.

In the nine months ended September 30, 2020, our investing activities used $0.1 million of cash in the purchase of property and equipment.

Financing Activities

In the nine months ended September 30, 2021, our financing activities provided $49.0 million of cash resulting from $51.2 million proceeds from our IPO, net of underwriting discounts and commissions, partially offset by the payment of $2.8 million of related offering costs during the period.

In the nine months ended September 30, 2020, our financing activities provided $5.6 million of cash resulting from the issuance of convertible notes payable that were subsequently converted into Series C redeemable convertible preferred stock later in 2020.

Contractual Obligations

During the nine months ended September 30, 2021, there were no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Prospectus.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use of Estimates” in the Prospectus and the notes to our unaudited condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2021, there were no material changes to our critical accounting policies from those discussed in the Prospectus.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash and cash equivalents as of September 30, 2021, consisted of readily available checking and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. We do not believe that our cash or cash equivalents have significant risk of default or illiquidity. While we believe our cash and cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one financial institution that is in excess of federally insured limits.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based upon the evaluation, our management concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weakness that existed in our internal control over financial reporting as described below, and which continued to exist as of September 30, 2021.

Notwithstanding the identified material weakness, management believes the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP.

Material Weakness in Internal Control over Financial Reporting

In connection with the audit of our financial statements as of and for the years ended December 31, 2019 and 2020, we identified a material weakness in internal control over financial reporting. The material weakness related to a lack of sufficient number of qualified personnel within our accounting function to adequately segregate duties, to perform sufficient reviews and approval of manual journal entries posted to the general ledger and to consistently execute review procedures over general ledger account reconciliations, financial statement preparation and accounting for non-routine transactions. We have begun to undertake specific remediation actions to address the control deficiencies in our financial reporting. We have hired two full-time employees and retained experienced consultants in the accounting function. We are in the process of implementing an accounting system that will allow certain segregation of duties to be automated.

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

As of September 30, 2021, we had $86.2 million in cash and cash equivalents. In May 2021, we consummated our IPO and issued 5,002,500 shares of Class A common stock for net proceeds of approximately $48.4 million, after deducting underwriting discounts and commissions and offering related expenses. We believe, based on our current operating plan, that our cash and cash equivalents as of September 30, 2021, will be sufficient to fund our operations for at least the next 12 months. In particular, we believe that our cash and cash equivalents as of September 30, 2021, will allow us to complete our current Phase 2b clinical trial for atacicept in patients with IgAN, and initiate a Phase 2b or Phase 3 clinical trial for atacicept in patients with LN. Our estimate as to how long we expect our cash and cash equivalents as of September 30, 2021, to be able to continue to fund our operating expenses and capital expenditures requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic nature of our business, the ongoing COVID-19 pandemic and the macro-economic environment generally. We anticipate that our expenses will increase substantially if, and as, we:

•
continue our ongoing and planned research and development of our product candidate, atacicept, for the treatment of IgAN and other indications;
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

Advancing the development of atacicept and any future product candidates we may develop will require a significant amount of capital. Our cash and cash equivalents as of September 30, 2021 will not be sufficient to fund all of the activities that are necessary to complete the development of atacicept through approval and commercial launch.

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

We have incurred net losses since inception, and we expect to continue to incur net losses for the foreseeable future. In addition, we may be unable to continue as a going concern over the long-term.*

We have incurred net losses in each reporting period since the commencement of our operations and have not generated any revenue from product sales to date. We had net losses of $7.6 million and $4.5 million for the three months ended September 30, 2021 and 2020, respectively. We had an accumulated deficit of $107.2 million as of September 30, 2021. Our losses have resulted principally from expenses incurred in research and development and from management and administrative costs and other expenses that we have incurred while building our business infrastructure, a significant portion of which were incurred resulting from our efforts to develop gamma-PNA chemistry and triplex gene editing for therapeutic use, which we discontinued in September 2020. Our only product candidate, atacicept, is in early-stage clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing atacicept in one of our lead indications, we expect that we will continue to incur substantial research and development and other expenses as we continue the clinical development programs for atacicept in other indications.

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Moreover, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is also unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the Bipartisan Budget Act of 2018, will remain in effect through 2030, unless additional congressional action is taken. COVID-19 pandemic relief legislation suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2021. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations. In addition, Congress is considering additional health reform measures as part of the budget reconciliation process.

Moreover, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. In response, the FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation (MFN) Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. As a result of litigation challenging the MFN Model, on August 10, 2021, CMS published a proposed rule that seeks to rescind the MFN Model interim final rule. In July 2021, the Biden administration released an executive order, "Promoting Competition in the American Economy," with multiple provisions aimed at prescription drugs. In response to Biden's executive order, on September 9, 2021, the Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. Additionally, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to an order entered by the U.S. District Court for the District of Columbia, the portion of the rule eliminating safe harbor protection for certain rebates related to the sale or purchase of a pharmaceutical product from a manufacturer to a plan sponsor under Medicare Part D has been delayed to January 1, 2023. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees have also been delayed until January 1, 2023. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement-constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Three vaccines for COVID-19 were granted Emergency Use Authorization by the FDA in late 2020 and early 2021, one received full approval in August 2021 and more, including boosters, are likely to be authorized in the coming months. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials.

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

As of November 5, 2021, we had 15 full-time employees, including nine employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we continue to operate as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) signed into law on March 27, 2020, modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense. For example, proposals have recently been made in Congress to make various changes to the federal corporate income tax rules, although these have not yet been enacted. Among the changes made by the Tax Act were a reduction of the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”. We continue to examine the impact this tax reform legislation may have on our business. We urge investors to consult with their legal and tax advisers regarding the implications of the Tax Act and potential changes in U.S. tax laws on an investment in our Class A common stock.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.*

We have incurred losses during our history, we expect to continue to incur significant losses for the foreseeable future, and we may never achieve profitability. As of December 31, 2020, we had federal and state net operating loss (“NOL”) carryforwards of $10.2 million and $3.5 million, respectively, that will begin expiring in the year 2037 and 2036, respectively, if not utilized. We also have $33.8 million of federal NOL carryforwards as of December 31, 2020, that do not expire as a result of recent tax law changes. Our NOL carryforwards are subject to review and possible adjustment by the U.S. and state tax authorities. Our NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law. Under the Tax Act, as modified by the CARES Act, NOLs arising in tax years beginning after December 31, 2017, and before January 1, 2021 may be carried back to each of the five tax years preceding the tax year of such loss, and NOLs arising in tax years beginning after December 31, 2020 may not be carried back. Moreover, under the Tax Act as modified by the CARES Act, federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs may be limited to 80% of current year taxable income for tax years beginning after December 31, 2020. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California recently imposed limits on the usability of California state NOL carryforwards and certain tax credits to offset taxable income and tax, respectively, in taxable years beginning after 2019 and before 2023. It is generally uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.

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

We may be required to make significant payments under our license agreement for atacicept.*

Under the Ares Agreement, in consideration for the license, we issued 22,171,553 shares of our Series C redeemable convertible preferred stock to Ares at the time of the initial closing of our Series C redeemable convertible preferred stock financing in October 2020, which automatically converted into 1,913,501 shares of our Class A common stock upon the closing of our IPO. As additional consideration for the license, we paid Ares $25.0 million upon delivery and initiation of the transfer of specified information and materials and we are required to pay Ares aggregate milestone payments of up to $176.5 million upon the achievement of specified BLA filing or regulatory approval and aggregate milestone payments of up to $515.0 million upon the achievement of specified commercial milestones. Commencing on the first commercial sale of licensed products, we are obligated to pay tiered royalties of low double-digit to mid-teen percentages on annual net sales of the products covered by the license. In the event we sublicense our rights under the Ares Agreement, we are obligated to pay Ares a percentage ranging from the mid-single-digit to the low double-digits of specified sublicensing income received. If milestone or other non-royalty obligations become due, we may not have sufficient funds available to meet our obligations, which will adversely affect our business operations and financial condition.

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

The price of our Class A common stock may be volatile, and you could lose all or part of your investment.*

The trading price of our Class A common stock is likely to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. For example, the closing price of our Class A common stock since its trading began on May 14, 2021, to November 5, 2021, has ranged from a low of $11.30 to a high of $33.45. The stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

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

In addition, the trading prices for common stock of other biotechnology companies have been highly volatile as a result of factors unrelated to the specific company or its technology, as well as due to the COVID-19 pandemic. The COVID-19 outbreak continues to evolve. The extent to which the outbreak may impact our business, nonclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

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

We are implementing measures designed to improve our internal control over financial reporting to remediate this material weakness, including the following:

•
We are formalizing our internal control documentation and strengthening supervisory reviews by our management; and

•
We are have added additional accounting personnel and are segregating duties amongst accounting personnel.

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

As of November 5, 2021, there were 20,968,376 shares of Class A common stock and 309,238 shares of Class B common stock outstanding. Of these shares, only the shares of Class A common stock sold in our IPO by us, other than to our affiliates, are freely tradable without restriction or further registration under the Securities Act, as amended, unless held by our “affiliates” as defined in Rule 144 under the Securities Act.

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

Further, certain holders of our Class A and Class B common stock have rights, subject to certain conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or our other stockholders. We have also registered all shares of common stock that we may issue under our equity compensation plans. Such shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements entered into with the representatives in connection with our IPO.

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

Vera Therapeutics, Inc.

Date: November 10, 2021	By:	/s/ Marshall Fordyce
Marshall Fordyce, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Sean Grant
Sean Grant
Chief Financial Officer (Principal Financial Officer)