Form 10-Q
period 2022-03-31
Vera Therapeutics, Inc.
filed 2022-05-16
CIK 1831828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 12, 2022, the registrant had 27,065,473 shares of common stock, $0.001 par value per share, outstanding, consisting of 26,769,188 shares of Class A common stock, $0.001 par value per share and 309,238 shares of Class B common stock, $0.001 par value per share.

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

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS

An investment in shares of our Class A common stock involves a high degree of risk. Below is a list of some of the material risks associated with our business. This summary does not address all of the risks that we face. Additional discussion of the risks listed in this summary, as well as other risks that we face, are set forth under Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q:

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERA THERAPEUTICS, INC.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$111,506	$79,674
Marketable securities	39,432	—
Prepaid expenses and other current assets	6,805	2,863
Total current assets	157,743	82,537
Restricted cash, noncurrent	293	293
Property and equipment, net	16	—
Operating lease right-of-use assets	6,275	—
Prepaid expenses and other noncurrent assets	67	51
Non-marketable equity securities	580	867
Total assets	$164,974	$83,748
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,328	$1,385
Operating lease liabilities	2,490	—
Restructuring liability	—	377
Accrued expenses and other current liabilities	10,151	5,928
Total current liabilities	19,969	7,690
Long-term debt	4,937	4,923
Operating lease liabilities, noncurrent	5,357	—
Restructuring liability, noncurrent	—	1,257
Accrued and other noncurrent liabilities	286	286
Total liabilities	30,549	14,156
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 authorized as of March 31, 2022 and December 31, 2021; no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Class A common stock, $0.001 par value; 500,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 26,756,235 and 20,968,376 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	27	21
Class B non-voting common stock, $0.001 par value; 14,600,000 shares authorized as of March 31, 2022 and December 31, 2021; 309,238 shares issued and outstanding as of March 31, 2022 and December 31, 2021.	—	—
Additional paid-in capital	275,551	193,627
Accumulated other comprehensive loss	(12)	—
Accumulated deficit	(141,141)	(124,056)
Total stockholders’ equity	134,425	69,592
Total liabilities and stockholders’ equity	$164,974	$83,748

The accompanying notes are an integral part of these unaudited condensed financial statements.

VERA THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$12,549	$2,932
General and administrative	4,472	1,784
Total operating expenses	17,021	4,716
Loss from operations	(17,021)	(4,716)
Other income (expense):
Interest income	26	2
Interest expense	(118)	—
Other income	315	—
Change in fair value of non-marketable equity securities	(287)	—
Total other (expense) income	(64)	2
Net loss	$(17,085)	$(4,714)
Other comprehensive loss:
Change in unrealized loss on marketable securities	(12)	—
Total loss and other comprehensive loss	$(17,097)	$(4,714)
Net loss per share attributable to common stockholders, basic and diluted	$(0.71)	$(12.23)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	24,227,282	385,401

The accompanying notes are an integral part of these unaudited condensed financial statements.

VERA THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2022 and 2021

(unaudited)

(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance as of December 31, 2021	20,968,376	$21	309,238	$—	$193,627	$—	$(124,056)	$69,592
Issuance of common stock from underwritten follow-on offering, net of offering costs	5,742,026	6	—	—	80,028	—	—	80,034
Issuance of common stock pursuant to exercise of options	17,946	—	—	—	65	—	—	65
Issuance of common stock pursuant to employee stock purchase plan	8,458	—	—	—	169	—	—	169
Issuance of common stock upon vesting of restricted stock units	19,429	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,662		—	1,662
Unrealized loss on marketable securities						(12)		(12)
Net loss	—	—	—	—	—	—	(17,085)	(17,085)
Balances as of March 31, 2022	26,756,235	$27	309,238	$—	$275,551	$(12)	$(141,141)	$134,425

	Redeemable Convertible Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2020	182,772,372	$139,576	355,296	$—	$2,099	$(91,447)	$(89,348)
Issuance of Class A common stock upon exercise of options	—	—	113,683	—	342	—	342
Stock-based compensation	—	—	—	—	404	—	404
Net loss	—	—	—	—	—	(4,714)	(4,714)
Balances as of March 31, 2021	182,772,372	$139,576	468,979	$—	$2,845	$(96,161)	$(93,316)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VERA THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(17,085)	$(4,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	9	35
Reduction in the carrying amount of operating lease right-of-use assets	564	—
Stock-based compensation	1,662	404
Restructuring payments	—	(590)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,942)	(127)
Other assets	271	—
Accounts payable	5,943	(198)
Accrued and other current liabilities	4,223	1,069
Operating lease liabilities	(626)	—
Net cash used in operating activities	(8,981)	(4,121)
Cash flows from investing activities
Purchase of property and equipment	(18)	—
Purchase of marketable securities	(39,437)	—
Net cash used in investing activities	(39,455)	—
Cash flows from financing activities
Proceeds from exercise of stock options and employee stock purchase plan	234	342
Proceeds from issuance of Class A common stock offering, net of underwriting discounts and commissions	86,130	—
Payment of costs related to underwritten follow-on offering	(6,096)	—
Payment of deferred offering costs	—	(369)
Payment on capital lease obligations	—	(1)
Net cash provided by (used in) financing activities	80,268	(28)
Net increase (decrease) in cash and cash equivalents and restricted cash	31,832	(4,149)
Cash, cash equivalents and restricted cash, beginning of period	79,967	53,997
Cash, cash equivalents and restricted cash, end of period	$111,799	$49,848
Reconciliation of cash and cash equivalents and restricted cash to the balance sheets
Cash and cash equivalents	$111,506	$49,505
Restricted cash	293	343
Total cash and cash equivalents and restricted cash	$111,799	$49,848
Supplemental disclosure of cash flow information
Cash paid for interest expense	$104	$—
Cash paid for operating leases	$656	$—
Deferred offering costs included in accounts payable	$—	$729
Deferred offering costs included in accrued and other current liabilities	$—	$195

The accompanying notes are an integral part of these unaudited condensed financial statements.

VERA THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Description of Business

Vera Therapeutics, Inc., (the “Company”) is a clinical late-stage stage biotechnology company focused on developing and commercializing transformative treatments for patients with serious immunological diseases. The Company is headquartered in Brisbane, California and was incorporated in May 2016 in Delaware. In 2017, the Company acquired all of the outstanding shares of PNA Innovations, Inc. (“PNAi”), which was based in Woburn, Massachusetts.

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

Follow-on Public Offering

On February 14, 2022, the Company completed a follow-on public offering pursuant to which the Company issued and sold 5,742,026 shares of its Class A common stock at a public offering price of $15.00 per share, including 748,959 shares of Class A common stock pursuant to the full exercise of the underwriters' option to purchase additional shares. The Company received total net proceeds of approximately $80.0 million, after deducting underwriting discounts and commissions of $5.2 million, and offering costs of approximately $0.8 million.

Liquidity

Since inception, the Company devoted substantially all of its resources to its research and development efforts, pre-clinical studies and clinical trials, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. The Company has incurred recurring net operating losses since its inception and had an accumulated deficit of $141.1 million as of March 31, 2022. The Company had cash, cash equivalents and marketable securities of $150.9 million as of March 31, 2022, and has not generated positive cash flow from operations. The Company has funded its operations primarily through the issuance of common stock, redeemable convertible preferred stock, debt financing and convertible notes. Management expects to continue to incur losses and negative cash flows from operations for at least the next several years.

Management believes that the Company’s cash, cash equivalents and marketable securities as of March 31, 2022 will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months subsequent to the issuance date of these financial statements. The Company intends to raise additional capital through public or private equity offerings or debt financing or other capital sources, which may include strategic collaborations or other arrangements with third parties in order to achieve its long-term business objectives. If the Company fails to obtain necessary capital when needed on acceptable terms, or at all, it could force the Company to delay, limit, reduce or terminate its product development programs, commercialization efforts or other operations.

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

Unaudited Interim Condensed Financial Statements

The accompanying condensed balance sheet as of March 31, 2022, and condensed statements of operations and comprehensive loss, condensed statements of cash flows, and condensed statements of redeemable convertible preferred stock and stockholders’ equity for the three months ended March 31, 2022 and 2021, are unaudited. The balance sheet as of December 31, 2021, was derived from the audited financial statements as of and for the year ended December 31, 2021. The unaudited condensed financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2021 and in the opinion of management, reflect all adjustments consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2022, and the condensed results of its operations and its cash flows for the three months ended March 31, 2022. The financial data and other information disclosed in these notes related to the three months ended March 31, 2022, are also unaudited. The condensed results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the full year ending December 31, 2022, or any other period. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2021, included in the Company’s final prospectus dated May 13, 2021, for the IPO filed with the SEC on May 17, 2021, pursuant to Rule 424(b)(4) relating to the Company’s Registration Statement on Form S-1, as amended (File No. 333-255492).

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

Use of Estimates

The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Management estimates that affect the reported amounts of assets and liabilities include the accrual of research and development expenses, restructuring liabilities, fair value of common stock and stock-based compensation expense, determination of incremental borrowing rate for operating leases, the valuation allowance for deferred tax assets, and fair value of marketable and non-marketable securities. The Company evaluates and adjusts its estimates and assumptions on an ongoing basis using historical experience and other factors. Actual results could differ materially from those estimates.

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

The Company’s future results of operations involve a number of other risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, uncertainty of results of clinical trials and reaching milestones, uncertainty of regulatory approval of the Company’s current and potential future product candidates, uncertainty of market acceptance of the Company’s product candidates, competition from substitute products and larger companies, securing and protecting proprietary technology, strategic relationships and dependence on key individuals or sole-source suppliers. The Company relies on one supply chain for each of its product candidates. If any of the single source suppliers in any of the supply chains fails to satisfy the Company's requirements on a timely basis, it could suffer delays in its clinical development programs and activities, which could adversely affects is operating results.

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

Marketable Securities

The Company holds investments in marketable securities, consisting of U.S. government securities. Marketable securities with stated maturities of three months or less from the date of purchase are classified as cash equivalents and those with stated maturities of greater than three months as marketable securities on the balance sheet. The Company designated these securities as available-for-sale to support current operations and are reported at estimated fair value, with unrealized gains and losses recorded in accumulated other comprehensive loss within stockholders’ equity. Interest, amortization and accretion of purchase premiums and discounts on marketable debt securities are included in other income (expense), net, in the condensed statements of operations and comprehensive loss.

The cost of available-for-sale marketable securities sold is based on the specific identification method. Realized gains and losses on the sale of available-for-sale marketable securities are recorded in other income (expense), net.

The Company regularly reviews all of the marketable securities for decline in fair value to determine whether unrealized losses have resulted from credit loss or other factors. The review includes considerations for the cause of the impairment but is not limited to (i) the consideration of the cause of the decline, (ii) any currently recorded expected credit losses and (iii) the creditworthiness of the respective security issuers. A decline of fair value below cost basis is considered an other-than-temporary impairment if the Company has the intent to sell the security or it is more likely than not that the company will be required to sell the security before recovery of the entire cost basis. Regardless of the Company’s intent or requirement to sell the security, an impairment is considered other-than-temporary if the Company does not expect to recover the entire cost basis. In those instances, an impairment charge equal to the difference between fair value and the cost basis is recorded in other income (expense), on the condensed statements of operations and comprehensive loss.

The amortized or accreted cost basis of the marketable securities approximates its fair value.

Restricted Cash

Restricted cash represents cash held by a financial institution as collateral for a letter of credit securing the Company's operating lease for office and laboratory space, which is classified within non-current assets on the condensed balance sheets.

Comprehensive Loss

Comprehensive loss consists of two components: net loss and other comprehensive loss. Other comprehensive loss refers to gains and losses that are recorded as an element of stockholder's equity and are excluded from net loss. For the three months ended March 31, 2022, other comprehensive loss consists of unrealized gains and losses on marketable securities.

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

Prior to the IPO, the fair value of the shares of common stock underlying the stock options was determined by the board of directors with the assistance of management and input from an independent third-party valuation firm, as there was no public market for the common stock. The board of directors determined the fair value of the Company’s common stock by considering a number of objective and subjective factors, including the valuation of comparable companies, sales of redeemable convertible preferred stock, the Company’s operating and financial performance, the lack of liquidity of common stock, and general and industry specific economic outlook, amongst other factors. Subsequent to the IPO, the Company determines the fair value using the market closing price of its common stock on the date of grant.

The Company records compensation expense for service-based awards on a straight-line basis over the requisite service period, which is generally the vesting period of the award. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.

Income Taxes

The Company did not record an income tax provision for the three months ended March 31, 2022 and 2021, as net operating losses have been incurred since inception. The net deferred tax assets generated from net operating losses are fully offset by a valuation allowance.

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

Prior to the IPO, the Company’s participating securities included the Company’s redeemable convertible preferred stock, as the holders were entitled to receive noncumulative dividends on a pari passu basis in the event that a dividend is paid on common stock. The Company also considers any shares issued on the early exercise of stock options subject to repurchase to be participating securities because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of redeemable convertible preferred stock, as well as the holders of early exercised shares subject to repurchase, did not and do not have a contractual obligation to share in losses of the Company, and therefore during periods of loss there is no allocation required under the two-class method.

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

Leases

The Company leases office and laboratory space under operating leases and determines if the arrangement is a lease at inception. These leases contain lease and non-lease components. Non-lease components include payments for maintenance, utilities, real estate taxes, and management fees. The lease and non-lease components are combined and accounted as a single lease component. Payments made under operating leases (net of any incentive received from the lessors) are recorded on a straight-line basis over the term of the lease.

These leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is a hypothetical rate based on the Company's understanding of what the credit rating would be in a similar economic environment. Operating leases are included in operating lease right-of-use assets and operating lease liabilities, current and non-current, on the balance sheets.

Leases may include one or more options to renew. The Company does not assume renewals in determination of the lease term unless the renewals are deemed to be reasonably assured. The lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

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

Fair value accounting is applied to all financial assets and liabilities that are recognized or disclosed in the condensed financial statements on a recurring basis. The Company’s financial instruments consist of cash and cash equivalents, marketable securities, prepaid expenses and other current assets, accounts payable and accrued expenses. Cash and marketable securities are reported at their respective fair values on our condensed balance sheets. The remaining financial instruments are reported on our condensed balance sheets at cost, which approximate their fair value due to their short-term nature.

Money market funds are highly liquid investments that are actively traded. The pricing information for the Company’s money market funds are readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

The Company’s non-marketable equity securities (Note 6) are measured at fair value using an option pricing valuation methodology. The option pricing methodology relies on risk-neutral valuation which calculates the value of an asset by discounting the expected value of its future payoffs at the risk-free rate of return. The fair value of the non-marketable equity securities is derived from quoted prices for similar instruments and observable inputs in active markets. This approach results in the classification of these securities as Level 2 of the fair value hierarchy.

There were no transfers between Levels 1, 2, or 3 for any of the periods presented. As of March 31, 2022, and December 31, 2021, the Company held $105.3 million and $73.8 million, respectively, in money market funds.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, related to simplifying the accounting for income taxes. The guidance eliminates certain exceptions from Accounting Standards Codification (ASC) 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The guidance also clarifies and simplifies other aspects of the accounting for income taxes. The guidance became effective for the Company beginning on the first quarter of 2021 on a prospective basis. The Company adopted this standard on January 1, 2021, and it did not have a material impact on the Company's condensed financial statements or related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), subsequently amended by ASU 2018-10, ASU 2018-11, ASU 2018-20, ASU 2019-01 and ASU 2019-10, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessors and lessees of a contract. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification on the balance sheets. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases today. The Company adopted this standard on January 1, 2022, using the optional transition method, which allows for the prospective application of the standard. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the standard, which allowed the Company to carry forward historical lease classification, to not reassess prior conclusions related to initial direct costs, and to not reassess whether any expired or existing contracts are or contain leases. The Company also elected the practical expedient to not separate lease and non-lease components for all leases. In connection with the adoption of the new guidance, the Company recognized $6.8 million of operating lease right-of-use assets and $8.5 million of operating lease liabilities and derecognized $1.6 million of restructuring lease liability, with immaterial effect to the statements of operations and comprehensive loss and cash flows.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The objective of the standard is to provide information about expected credit losses on financial instruments at each reporting date and to change how other-than temporary impairments on investment securities are recorded. The guidance is effective for the Company beginning on January 1, 2023, with early adoption permitted. The Company is currently evaluating the impact the standard may have on its condensed financial statements and related disclosures.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In response to concerns about structural risks of the cessation of London Interbank Offered Rate (LIBOR), the amendments in this ASU provide optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effect of) reference rate reform on financial reporting. The amendments in this ASU provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by this amendment do not apply to contract modifications made and hedge relationships entered into or evaluated after December 31, 2022. The amendments in this ASU are elective and are effective for all entities as of March 12, 2020 through December 31, 2022. The Company continues to evaluate contractual arrangements that reference LIBOR and the impact this standard will have on its condensed financial statements and related disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This standard simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20 that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. ASU 2020-06 is effective for the Company for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2023, and early adoption is permitted. The Company is currently evaluating the impact this standard will have on its condensed financial statements and related disclosures.

3. OTHER FINANCIAL STATEMENT INFORMATION

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2022	December 31, 2021
Prepaid contract costs	$5,117	$320
Prepaid insurance	452	1,193
Prepaid recruiting fees	258	253
Prepaid rent	219	219
Prepaid follow-on financing costs	—	275
Prepaid audit fees	—	123
Other	759	480
Total prepaid expenses and other current assets	$6,805	$2,863

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31, 2022	December 31, 2021
Accrued research and development contract costs	$5,200	$364
Accrued development milestone	2,000	2,000
Related party payable	1,640	1,022
Accrued payroll	460	1,458
Accrued legal fees	253	457
Accrued expenses and other	598	627
Total accrued expenses and other current liabilities	$10,151	$5,928

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

As of March 31, 2022, 54,070 NeuBase shares have been released from escrow.

5. MARKETABLE SECURITIES

Marketable securities are debt securities measured at fair value on a recurring basis and accounted for as available-for-sale. These securities are classified within Level 2 in the fair value hierarchy because the Company uses quoted market prices to the extent available or alternative pricing sources to determine fair value. Marketable securities have maturities less than one year as of the condensed balance sheet date.

Unrealized gains and losses are reported as a component of other comprehensive loss. Fair value of the debt securities totaled $39.4 million as of March 31, 2022. The Company did not hold marketable debt securities as of December 31, 2021.

The following table summarizes the unrealized gains and losses in the Company's investments in marketable securities (in thousands):

	As of March 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Level 2:
US Government bonds	$39,444	$2	$(14)	$39,432
Total marketable securities	$39,444	$2	$(14)	$39,432

6. NON-MARKETABLE EQUITY SECURITIES

The Company has an investment in NeuBase common stock with restrictions on the sale or transfer of the shares. Fair value is determined using alternative pricing sources and models utilizing market observable inputs. The Company reports the restricted equity securities as non-marketable equity securities on the balance sheet and determines current or non-current classification based on the expected duration of the restriction.

The Company recorded a net unrealized loss of $0.3 million in other expense for the three months ended March 31, 2022. The carrying value is measured as the total initial cost, less the cumulative net unrealized loss. The carrying value of the non-marketable equity securities as of March 31, 2022, is summarized below.

Balance as of December 31, 2021	$867
Change in fair value	(287)
Balance as of March 31, 2022	$580

7. LEASES

Net lease cost recognized is summarized as follows (in thousands):

Three Months Ended March 31,
Operating lease cost	$570
Sublease income	(482)
Net lease cost	$88

As of March 31, 2022, the maturities of the lease liabilities based on minimum lease commitment amount are as follows (in thousands):

Remainder of 2022	$1,981
2023	2,702
2024	2,742
2025	1,880
2026	-
Total minimum lease payments	9,305
Less: Imputed interest	(1,458)
Present value of operating lease liabilities	7,847
Less: Current portion of operating lease liabilities	2,490
Non-current operating lease liabilities	$5,357

During the three months ended March 31, 2022, there were no additions of operating or finance lease assets. As of March 31, 2022, the company had not executed any operating or finance leases that were yet to commence. As of March 31, 2022, the weighted-average remaining operating lease term was 3.4 years and the weighted-average discount rate was 9.0% for operating leases recognized in the financial statements.

In accordance with ASC 840, Leases, the aggregate minimum non-cancellable annual lease payments for operating leases in effect as of December 31, 2021, were as follows (in thousands):

	Operating Leases (1)	Sublease Income
2022	$2,669	$1,901
2023	2,755	1,964
2024	2,818	2,029
2025	1,954	1,569
Total minimum lease payments	$10,196	$7,463

(1) Future minimum lease payments include repayment of outstanding restructuring liabilities.

8. NOTE PAYABLE

Note payable consists of the following:

	Rate Type	Maturity	Effective Interest Rate	March 31, 2022	December 31, 2021
				(in thousands)	(in thousands)
Collateralized note	Variable	2026	9.54%	$5,000	$5,000
Less: Unamortized debt issuance costs				(63)	(77)
Net carrying amount of debt				$4,937	$4,923

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

Principal installments due on the note subsequent to March 31, 2022, are as follows (in thousands):

Remainder of 2022	$—
2023	—
2024	—
2025	—
2026	5,000
Total long-term debt	$5,000

9. COMMON STOCK

As of March 31, 2022, the Company’s amended and restated certificate of incorporation authorized the Company to issue 500,000,000 shares of Class A common stock and 14,600,000 shares of Class B common stock, each with a par value of $0.001 per share. Each share of Class A common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Class B common stock is non-voting. The holders of Class A common stock, voting exclusively and as a separate class, have the exclusive right to vote for the election of one director of the Company. Class A common stockholders and holders of Class B common stock are entitled to receive dividends, as may be declared by the board of directors. Through March 31, 2022, no cash dividends have been declared or paid.

10. STOCK COMPENSATION

In April 2021, the Company adopted the 2021 Employee Stock Purchase Plan (“ESPP”) and the 2021 Equity Incentive Plan (“2021 EIP”), each of which became effective in connection with the IPO. The Company has reserved 421,476 and 3,242,762 shares of Class A common stock for future issuance under the ESPP and 2021 EIP, respectively.

The Company may not grant any additional awards under the 2017 Equity Incentive Plan (“2017 EIP”). The 2017 EIP will continue to govern outstanding equity awards granted thereunder. As of March 31, 2022, there were 1,863,512 shares available for issuance under the 2021 EIP.

2017 EIP and 2021 EIP

Stock option activity under the 2017 EIP and 2021 EIP was as follows:

	NUMBER OF OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE (000s)
Balance – December 31, 2021	2,924,521	$5.62	9.11	$61,712
Granted	588,002	21.08
Exercised	(17,946)	3.65
Cancelled and forfeited	—	—
Outstanding as of March 31, 2022	3,494,577	8.23	9.03	$53,356
Options exercisable as of March 31, 2022	672,992	3.47	8.72	$13,472
Vested and expected to vest as of March 31, 2022	3,494,577	$8.23	9.03	$53,356

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2022, was $0.3 million. The weighted-average grant date fair value of options granted during the three months ended March 31, 2022, was $14.08 per share.

ESPP

The ESPP enables eligible employees to purchase shares of the Company's Class A common stock at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first trading day or the last trading day of the offering period, whichever is lower. Eligible employees generally include all employees. Share purchases are funded through payroll deductions of at least 1% and up to 15% of an employee's eligible compensation for each payroll period. The number of shares reserved for issuance under the ESPP increase automatically on the first day of each fiscal year, beginning on January 1, 2022, by a number equal to the lesser of 440,502 shares, 1% of the total number of shares of the Company's capital stock (including all classes of the Company's common stock) outstanding on the last day of the calendar month prior to the date of the increase, or such lower number of shares. (including no shares) approved by the Company's board of directors. As of March 31, 2022, 8,458 shares have been issued pursuant to the ESPP. The ESPP generally provides for six-month consecutive offering periods beginning on September 14, 2021. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation. As such, stock-based compensation expense has been recorded for the three months ended March 31, 2022.

Stock-Based Compensation Expense

The following tables summarize the stock-based compensation expense for stock options and restricted stock awards granted to employees and nonemployees that was recorded in the Company’s statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Research and development	$902	$60
General and administrative	760	344
Total stock-based compensation expense	$1,662	$404

	Three Months Ended March 31,
	2022	2021
Employees	$1,014	$399
Nonemployees	648	5
Total stock-based compensation expense	$1,662	$404

As of March 31, 2022, the Company had $17.1 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.93 years.

The fair value of stock options granted during the three months ended March 31, 2022 and 2021 was estimated using the Black-Scholes option pricing model based on the following weighted-average assumptions.

	Three Months Ended March 31,
	2022	2021
Expected term (in years)	6.0 – 6.1	6.0 – 6.1
Expected volatility	75.8%	76.3% – 76.4%
Risk-free rate	1.8% –1.9%	0.6% – 0.8%
Dividend yield	—	—

Restricted Stock Awards

In October 2020, in conjunction with the Series C redeemable convertible preferred stock issuance, the Company restricted 49,636 shares of fully issued and outstanding Class A common stock held by the Company’s Chief Executive Officer and founder. The restriction allowed the Company to repurchase shares that have not vested. The vesting term of restricted stock was one year. Restricted stock awards fully vested in October 2021. The grant date fair value of the restricted shares was $6.37.

For the three months ended March 2022 and 2021, the Company recognized zero and $0.1 million, respectively, of stock-based compensation expense related to restricted stock awards that vested during the period.

Restricted Stock Units

The Company grants restricted stock units ("RSU") pursuant to the 2021 EIP and satisfies such grants through the issuance of the Company's common stock. The following table shows RSU activity for the period ending March 31, 2022.

	NUMBER OF OPTIONS	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE PER SHARE
Unvested balance at December 31, 2021	77,719	$23.99
Granted	—	—
Vested	(19,429)	23.99
Cancelled and forfeited	—	—
Unvested balance at March 31, 2022	58,290	8.23

As of March 31, 2022, the Company recognized $0.5 million of stock-based compensation for restricted stock units and the Company had $1.3 million of unrecognized stock-based compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of approximately 0.72 years.

11. EMPLOYEE BENEFIT PLANS

The Company sponsors a qualified 401(k) defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. There were no employer contributions under this plan for the three months ended March 31, 2022.

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

In December 2020, the Company paid Ares a milestone payment of $25.0 million upon delivery and initiation of the transfer of specified information and materials. The Company is obligated to pay Ares aggregate milestone payments of up to $176.5 million upon the achievement of specified BLA filing or regulatory approval milestones and up to $515.0 million upon the achievement of specified commercial milestones.

The non-refundable license issue fee and milestone payment were recorded to research and development expense in the period incurred.

Ares is performing manufacturing technology and know-how transfer to the Company over a period not to exceed two years from the effective date of the Ares Agreement. The Company recorded related party expense of $1.1 million and $0.3 million to Ares for these services during the three months ended March 31, 2022 and 2021, respectively.

Commencing on the first commercial sale of licensed products, the Company is obligated to pay Ares tiered royalties of low double-digit to mid-teen percentages on annual net sales of the licensed products covered by the license. The Company is obligated to pay royalties on a licensed product-by- licensed product and country-by-country basis from the first commercial sale of a product in a country until the latest of (i) 15 years after the first commercial sale of such licensed product in such country; (ii) the expiration of the last valid claim of a licensed patent that covers such licensed product in, or its use, importation or manufacture with respect to, such country; and (iii) expiration of all applicable regulatory exclusivity periods, including data exclusivity, in such country with respect to such product. If the Company were to sublicense its rights under the Ares Agreement, the Company is obligated to pay Ares a percentage ranging from the mid-single-digit to the low double-digits of specified sublicensing income received.

Amplyx Pharmaceuticals Inc.

In December 2021, the Company entered into an asset purchase agreement (the Amplyx Agreement) with Amplyx Pharmaceuticals Inc. (Amplyx), a wholly owned subsidiary of Pfizer Inc. Pursuant to the terms of the Amplyx Agreement, the Company paid $5.0 million to Amplyx to purchase assets relating to an anti-BKV monoclonal antibody referred to as MAU868 for the treatment of BKV infection pursuant to a License Agreement between Amplyx and Novartis International Pharmaceutical AG (Novartis). In addition, the Company recognized a $2.0 million contingent milestone obligation that is probable of achievement as an assumed liability related to the asset purchase.

The transaction was treated as an asset acquisition, as the assets acquired did not meet the definition of a business. ASC 805-10-55 states that if substantially all the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not considered a business. Since the gross assets acquired are concentrated on a single identifiable asset, MAU868, the transaction was accounted for as an asset acquisition. In accordance with accounting guidance, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future use. The assets purchased from Amplyx require substantial completion of research and development, regulatory and marketing approval efforts in order to reach technological feasibility. Accordingly, the acquisition cost of $7.0 million was recorded as research and development expense in the statement of operations and comprehensive loss on the acquisition date.

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

13. COMMITMENTS AND CONTINGENCIES

Facilities Leases

In November 2020, the Company entered into a non-cancellable sublease agreement for the facilities in South San Francisco, California, under the terms of which the Company is entitled to receive $7,925 in sublease payments over the term of the sublease, which ends concurrently with the original lease in September 2025. As tenant, the Company remains responsible for the minimum lease commitment on the facilities.

In November 2021, the Company entered a lease for approximately 4,900 square feet of office space for a term of 36 months in Brisbane, California. The base rent is approximately $0.3 million for the first year with scheduled annual 3% increases. The lease includes renewal options for the Company.

14. RESTRUCTURING AND RELATED ACTIVITIES

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

The lease related restructuring liability of $1.6 million as of December 31, 2021, was derecognized upon the adoption of ASC 842 on January 1, 2022, and included in operating lease liabilities.

15. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following outstanding potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis).

	Three Months Ended March 31,
	2022	2021
Redeemable convertible preferred stock	—	15,774,014
Class A common stock options issued and outstanding	3,494,577	2,015,523
Unvested restricted stock awards	—	28,955
Unvested restricted stock units	58,290	—
Total	3,552,867	17,818,492

16. RELATED PARTY TRANSACTIONS

In October 2020, the Company entered into the Ares Agreement with Ares, pursuant to which the Company obtained an exclusive worldwide license to certain patents and related know-how to research, develop, manufacture, use and commercialize therapeutic products containing atacicept, a recombinant fusion protein used to inhibit B cell growth and differentiation, which could potentially treat some autoimmune diseases. Related party transactions and balances in the current periods presented are described in Note 3 and Note 12.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 28, 2022 (the Annual Report).

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

Overview

We are a late-stage biotechnology company focused on developing and commercializing transformative treatments for patients with serious immunological diseases. Our lead product candidate, atacicept, a self-administered fusion protein that blocks both B lymphocyte stimulator (BLyS) and a proliferation-inducing ligand (APRIL), is currently being evaluated for the treatment of immunoglobulin A nephropathy (IgAN) in the Phase 2b ORIGIN trial which we expect will complete enrollment in mid-2022 and report topline results in the fourth quarter of 2022. If the data from this trial are positive, we plan to initiate a pivotal Phase 3 clinical trial in 2023. We plan to initiate the Phase 3 COMPASS clinical trial of atacicept in lupus nephritis (LN), a severe manifestation of systemic lupus erythematosus (SLE), based on positive feedback from the FDA’s review of promising clinical results in a Phase 2 clinical trial of atacicept in high disease activity patients with SLE. In December 2021, we obtained worldwide, exclusive development and commercial rights from Amplyx, a wholly owned subsidiary of Pfizer, to MAU868, a potentially first-in-class monoclonal antibody to treat BK virus (BKV) infections. We believe MAU868 is the only clinical-stage neutralizing monoclonal antibody that is directed against BKV, a polyoma virus that can have devastating consequences in certain settings such as kidney transplant and hematopoietic stem cell transplant. In an interim analysis of Phase 2 data in BK viremia among kidney transplant recipients, MAU868 was shown to be well tolerated and demonstrated a clinically significant reduction of virologic activity. We expect to share full results from the interim analysis in June 2022 and expect to initiate a Phase 2b or Phase 3 clinical trial in 2023. We believe that our current pipeline programs leverage the deep expertise of our team and have strong commercial synergies. We currently hold global rights to all of our pipeline programs.

Since our inception, we have devoted substantially all of our resources to our research and development efforts, pre-clinical studies and clinical trials, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations

We do not have any product candidates approved for commercial sale, and we have not generated any revenue from product sales. Our ability to generate revenue sufficient to achieve profitability, if ever, will depend on the successful development and eventual commercialization of one or more of our product candidates, which we expect, if they ever occur, will take a number of years. We also do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for nonclinical and clinical testing, as well as for commercial manufacturing if any of our product candidates obtain marketing approval. We believe that this strategy allows us to maintain a more efficient infrastructure by eliminating the need for us to invest in our own manufacturing facilities, equipment, and personnel while also enabling us to focus our expertise and resources on the development of our product candidates.

To date, we have funded our operations primarily through proceeds from the sale of shares of our Class A common stock, redeemable convertible preferred stock, debt financing and convertible promissory notes. As of March 31, 2022, we had $150.9 million in cash, cash equivalents and marketable securities. In May 2021, we completed our initial public offering (IPO) and issued 5,002,500 shares of Class A common stock for net proceeds of approximately $48.4 million, after deducting underwriting discounts and commissions, and offering related expenses. In February 2022, we completed a follow-on public offering and issued 5,742,026 shares of Class A common stock for net proceeds of approximately $80.0 million, after deducting underwriting discounts and commissions, and offering related expenses. We believe, based on our current operating plan, that our cash, cash equivalents and marketable securities as of March 31, 2022, will be sufficient to fund our operations for at least the next 12 months from the date of this Quarterly Report on Form 10-Q.

We have incurred significant operating losses since the commencement of our operations. Our net losses were $17.1 million and $4.7 million for the three months ended March 31, 2022 and 2021, respectively, and we expect to incur significant and increasing losses for the foreseeable future as we continue to advance our product candidates, atacicept and MAU868, to commercialization. Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our research and development activities. As of March 31, 2022, we had an accumulated deficit of $141.1 million. Our primary use of cash is to fund operating expenses, which comprise research and development and general and administrative expenditures. Cash used to fund operating expenses depends on the timing of when we pay these expenses, as reflected in the changes in our working capital balances.

We expect to continue to incur net operating losses for at least the next several years, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. We expect our expenses and capital requirements will increase significantly in connection with our ongoing activities as we:

•
continue our ongoing and planned research and development of our product candidates, atacicept, for the treatment of IgAN and LN, and MAU868 for the treatment of BK viremia;
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

As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. To date, we have initiated some and may take additional temporary precautionary measures intended to help ensure our employees’ well-being and minimize business disruption. For the safety of our employees and their families, we have reduced the amount of time we expect our employees to spend onsite in our facilities. Certain of our third-party service providers have also experienced shutdowns or other business disruptions. We are continuing to assess the impact of the COVID-19 pandemic on our current and future business and operations, including our expenses, clinical trials and other development timelines, as well as on our industry and the healthcare system.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the periods presented.

	Three Months Ended March 31,		CHANGE
(dollars in thousands)	2022	2021	AMOUNT	%
Operating expenses:
Research and development	$12,549	$2,932	$9,617	328%
General and administrative	4,472	1,784	2,688	151%
Total operating expenses	17,021	4,716	12,305	261%
Loss from operations	(17,021)	(4,716)	(12,305)	261%
Other income (expense):
Interest income	26	2	24	*
Interest expense	(118)	—	(118)	*
Other income	315	—	315	*
Change in fair value of non-marketable equity securities	(287)	—	(287)	*
Total other income (expense)	(64)	2	(66)	*
Net loss and comprehensive loss	$(17,085)	$(4,714)	$(12,371)	262%

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

The following table summarizes our research and development expenses incurred during the respective periods.

	Three Months Ended March 31,		CHANGE
(dollars in thousands)	2022	2021	AMOUNT	%
Direct research and development expenses
Clinical trial expenses	$3,850	$1,176	$2,674	227%
Contract manufacturing	6,014	299	5,715	1911%
Consulting and professional services	1,081	808	273	34%
Indirect research and development expenses
Compensation and related benefits	1,506	590	916	155%
Facilities and other	98	59	39	66%
Research and development expenses	$12,549	$2,932	$9,617	328%

* Not meaningful

Research and development expenses increased by $9.6 million, or 328%, to $12.5 million in the three months ended March 31, 2022, from $2.9 million in the three months ended March 31, 2021. The increase was primarily due to progressing clinical development of atacicept in IgAN and LN, including expenses incurred in manufacturing clinical supply for current and future clinical trials, and development expenses incurred for MAU868. Clinical trial expenses increased by $2.7 million due to patient screening and enrollment and clinical site activity in ORIGIN, startup activity for the COMPASS trial and expenses for the Phase 2a clinical trial of MAU868. Contract drug manufacturing increased by $5.6 million primarily due to expenses incurred to manufacture atacicept for clinical trials. Compensation and related expenses for research and development increased by $0.9 million due to increased headcount to support clinical development of atacicept and MAU86 during the current period.

We expect our research and development expenses to increase in future periods as we incur expenses to develop MAU868, plan and initiate the Phase 3 COMPASS trial of atacicept in LN and progress to later stages of development of atacicept in IgAN.

General and Administrative Expenses

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

	Three Months Ended March 31,		CHANGE
(dollars in thousands)	2022	2021	AMOUNT	%
General and administrative	$4,472	$1,784	$2,688	151%

General and administrative expenses increased by $2.7 million, or 151%, to $4.5 million in the three months ended March 31, 2022, from $1.8 million in the three months ended March 31, 2021, due primarily to increases of $0.7 million of payroll and related expenses including stock-based compensation, an increase of $0.7 million in insurance premium expense, $0.3 million recorded in the 2022 period due to the adoption of new accounting guidance for leases, an increase of $0.2 million in legal expenses, an increase of $0.2 million in audit and tax compliance expenses, and $0.2 million in expenses, including stock-based compensation, to consultants and non-employee directors.

Total Other Income (Expense)

	Three Months Ended March 31,		CHANGE
(dollars in thousands)	2022	2021	AMOUNT	%
Total other income (expense)	(64)	$2	(66)	(3300)%

Total other expense increased by $66,000 to $64,000 in the three months ended March 31, 2022, from other income of $2,000 in the three months ended March 31, 2021, due to $287,000 of other expense recognized in the current period due to unrealized losses from non-marketable equity securities and $118,000 of interest expense related to $4.9 million of debt carried during the current period, partly offset by $315,000 of sublease income recognized due to the adoption of new accounting guidance for leases and increased interest income due to investments in marketable securities.

Liquidity and Capital Resources

To date, we have funded our operations primarily through proceeds from the sale of shares of our Class A common stock, redeemable convertible preferred stock, debt financing and convertible notes. From our inception through March 31, 2022, we have raised aggregate net cash proceeds of $275.0 million from the issuance and sale of redeemable convertible preferred stock, convertible notes, Class A common stock and our Loan Agreement with Oxford Finance LLC (Oxford). Since the date of our incorporation, we have not generated any revenue from product sales and have incurred substantial operating losses and negative cash flows from operations.

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

On February 14, 2022, we completed our follow-on public offering. In connection with our follow-on public offering, we issued and sold 5,742,026 shares of Class A common stock, including 748,959 shares associated with the full exercise of the underwriters’

option to purchase additional shares, at a price to the public of $15.00 per share, resulting in net proceeds to us of approximately $80.0 million, after deducting underwriting discounts and commissions and offering related expenses payable by us.

As of March 31, 2022, we had $150.9 million of cash, cash equivalents and marketable securities. We believe, based on our current operating plan, that our cash, cash equivalents and marketable securities as of March 31, 2022, will be sufficient to fund our operations for at least the next 12 months from the date of this Quarterly Report on Form 10-Q.

Cash Flows

The following table summarizes our cash flows for the periods indicated.

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Net cash used in operating activities	$(8,981)	$(4,121)
Net cash used in investing activities	(39,455)	—
Net cash provided by (used in) financing activities	80,268	(28)
Net increase (decrease) in cash, cash equivalents and restricted cash	$31,832	$(4,149)

Operating Activities

In the three months ended March 31, 2022, we used $9.0 million of cash in operating activities, attributable to a net loss of $17.1 million and a $3.9 million increase in prepaid expenses and other current assets, partially offset by a $5.9 million increase in accounts payable, a net $4.2 million increase in accrued and other current liabilities and $1.7 million of non-cash stock-based compensation expense.

In the three months ended March 31, 2021, we used $4.1 million of cash in operating activities, attributable to a net loss of $4.7 million, restructuring payments of $0.6 million and a decrease of $0.2 million in accounts payable, partially offset by a $1.1 million increase in accrued and other current liabilities and $0.4 million of non-cash stock-based compensation expense.

Investing Activities

In the three months ended March 31, 2022, our investing activities used $39.5 million of cash primarily resulting from the purchase of short-term marketable securities.

Financing Activities

In the three months ended March 31, 2022, our financing activities provided $80.3 million of cash resulting from $86.1 million proceeds from our follow-on offering, net of underwriting discounts and commissions, partially offset by the payment of $6.1 million of related offering costs during the period.

In the three months ended March 31, 2021, our financing activities used $28,000 of cash resulting from payments of $369,000 for deferred offering costs primarily related to our IPO, partially offset by proceeds of $342,000 from the exercise of stock options to purchase Class A common stock.

Contractual Obligations

During the three months ended March 31, 2022, there were no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

Loan and security agreement

On December 17, 2021, we entered into a loan and security agreement (the Loan Agreement) with Oxford, a Delaware limited liability company, as lender (Lender) and collateral agent. The Loan Agreement provides for a term loan (the Loan) in an aggregate maximum principal amount of $50.0 million, of which $5.0 million was funded on December 17, 2021 and the balance of which is available to be drawn between January 3, 2022 and December 31, 2022. The Loan is available in minimum draws of $5.0 million, entirely at our option and not contingent upon the completion of clinical, regulatory, financial or other related milestones.

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

Emerging growth company status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). We have elected to use the extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that (i) we are no longer an emerging growth company or (ii) we affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use of Estimates” in our Annual Report on Form 10-K and the notes to our unaudited condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2022, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash and cash equivalents as of March 31, 2022, consisted of readily available checking and money market funds. Our marketable securities as of March 31, 2022, consisted of short-term marketable debt securities issued by the U.S. Treasury. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. We do not believe that our cash, cash equivalents or marketable securities have significant risk of default or illiquidity. While we believe our cash, cash equivalents and marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one financial institution that is in excess of federally insured limits.

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

Based upon such evaluation, our CEO and CFO concluded that, as of March 31, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We identified no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in shares of our Class A common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before deciding whether to purchase, hold or sell shares of our Class A common stock. The occurrence of any of the risks described below could harm our business, financial condition, results of operations, growth prospects, and/or stock price or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that reflect changes from the similarly titled risk factors included in the Annual Report.

Risks related to our financial position and need for additional capital

We have not completed any clinical trials for our lead product candidate, atacicept, and have no products approved for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.*

We are a late-stage biotechnology company and we have no products approved for commercial sale, have not generated any revenue from product sales and have incurred losses since inception. To date, we have devoted substantially all of our resources and efforts to organizing and staffing our company, business planning, executing partnerships, raising capital, acquiring, developing and securing our technology and product candidates, conducting the Phase 2b clinical trial of atacicept in patients with IgAN, preparing to initiate the Phase 3 clinical trial of atacicept in patients with LN, supporting clinical development of MAU868 and manufacturing atacicept and MAU868 clinical drug supply. We have not yet demonstrated our ability to successfully complete any clinical trials with respect to our product candidates, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult to accurately predict our future success or viability than it could be if we had a longer operating history.

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

We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs of our product candidates or future commercialization efforts.*

Developing treatments for immunological and inflammatory diseases, including conducting nonclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses will increase in connection with our ongoing activities, particularly as we continue to conduct clinical trials of, and seek marketing approval for, our product candidates. We anticipate incurring significant costs associated with the development of our product candidates. Our expenses could increase beyond expectations if we are required by the FDA, or any comparable foreign regulatory authority to perform clinical trials or nonclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. In addition, if we obtain marketing approval for atacicept or MAU868, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop. We also will continue to incur costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations.

As of March 31, 2022, we had $150.9 million in cash, cash equivalents and marketable securities. In December 2021, we entered into the Loan Agreement with Oxford, providing us with up to $45.0 million of borrowing capacity after $5.0 million was funded at closing of the Loan Agreement in December 2021. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months. Our estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic nature of our business, the ongoing COVID-19 pandemic and the macro-economic environment generally. We anticipate that our expenses will increase substantially if, and as, we:

•
continue our ongoing and planned research and development of atacicept for the treatment of IgAN and LN;

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

We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. Adequate additional financing may not be available to us on acceptable terms, or at all. Potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide, including as a result of the COVID-19 pandemic, could also adversely impact our ability to access capital as and when needed. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our research-stage programs, clinical trials or future commercialization efforts.

We have incurred net losses since inception, and we expect to continue to incur net losses for the foreseeable future. In addition, we may be unable to continue as a going concern over the long-term.*

We have incurred net losses in each reporting period since the commencement of our operations and have not generated any revenue from product sales to date. We had net losses of $17.1 million and $4.7 million for the three months ended March 31, 2022 and 2021, respectively. We had an accumulated deficit of $141.1 million as of March 31, 2022. Our losses have resulted principally from expenses incurred in research and development and from management and administrative costs and other expenses that we have incurred while building our business infrastructure, a significant portion of which were incurred resulting from our efforts to develop gamma-PNA chemistry and triplex gene editing for therapeutic use, which we discontinued in September 2020. Our lead product candidate, atacicept, is in clinical trials and MAU868 is in a Phase 2a clinical trial. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing our product candidates in one of our lead indications, we expect that we will continue to incur substantial research and development and other expenses as we continue the clinical development programs for our product candidates in other indications.

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

In addition, our condensed financial statements for the three months ended March 31, 2022 included elsewhere in this Quarterly Report have been prepared assuming we will continue as a going concern. However, we have incurred losses and negative cash flows from operations. As a development stage company, we expect to incur significant and increasing losses until regulatory approval is granted for our product candidates. Regulatory approval is not guaranteed and may never be obtained. As a result, these conditions raise substantial doubt about our ability to continue as a going concern over the long-term.

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

In December 2021, we entered into the Loan Agreement with Oxford, providing us with up to $45.0 million of borrowing capacity after $5.0 million was funded at closing of the Loan Agreement in December 2021. Our overall leverage and certain obligations and affirmative and negative covenants contained in the related documentation could adversely affect our financial health and business and future operations by limiting our ability to, among other things, satisfy our obligations under the Loan Agreement, refinance our debt on terms acceptable to us or at all, plan for and adjust to changing business, industry and market conditions, use our available cash flow to fund future acquisitions and make dividend payments, and obtain additional financing for working capital, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity.

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

Our future success is heavily dependent on our ability to timely complete clinical trials, obtain marketing approval for and successfully commercialize our product candidates. We expect that a substantial portion of our efforts and expenses over the next several years will be devoted to the development of atacicept in our ongoing clinical trials in patients with IgAN, as well as our efforts to evaluate atacicept in LN and MAU868 in kidney transplant recipients. We are investing significant efforts and financial resources in the research and development of our product candidates, which will require additional clinical development, evaluation of clinical, nonclinical and manufacturing activities, marketing approval from government regulators, and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote our product candidates before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals. Should our planned clinical development of atacicept in patients with IgAN and LN, or MAU868 in kidney transplant recipients, fail to be completed in a timely manner or at all, we will need to rely on clinical development of atacicept or MAU868 in additional indications, which will require more time and resources to obtain regulatory approval and proceed with commercialization, and may ultimately be unsuccessful. We cannot assure you that our planned clinical development programs for our product candidates will be completed in a timely manner, or at all, or that we will be able to obtain approval for atacicept or MAU868 from the FDA or comparable foreign regulatory authorities. If we are unable to complete development of, obtain regulatory approval for and commercialize our product candidates in one or more indications and in a timely manner, our business, financial condition, results of operations and prospects will be significantly harmed.

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

Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control, including difficulties in identifying patients with IgAN and LN, the availability of competitive products, and significant competition for recruiting patients in clinical trials.

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

In the kidney transplant or HSCT setting, there are currently no anti-BKV therapies approved. The standard of care in both settings is to reduce immunosuppression as a first line, and potentially to offer intravenous immune globulin (IVIG) in kidney transplant recipients or antivirals with limited clinical evidence, including leflunomide and cidofovir, in either setting. There are few industry sponsored programs in development for these indications; we consider our closest competitor to be Memo Therapeutics AG's MTX-005, a monoclonal antibody targeting BKV which has recently commenced Phase 1 clinical trials. Additionally, Allovir’s multi-virus specific T-cell therapy, Posoleucel, is in a Phase 2 clinical trial for BK viremia in kidney transplant recipients, a Phase 3 clinical trial for treatment of virus-associated cystitis, and a Phase 2 clinical trial in multi-virus prevention following allogeneic HSCT.

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

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the Bipartisan Budget Act of 2018 and the Infrastructure Investments and Jobs Act, will remain in effect through 2030, unless additional congressional action is taken. COVID-19 pandemic relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations. In addition, Congress is considering additional health reform measures.

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

Certain jurisdictions have enacted data localization laws and cross-border personal information transfer laws which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal information that originates in the EU or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal information transfers may change or be invalidated. For example, the GDPR generally prohibits the transfer of personal information from the EEA to countries that the European Commission does not consider to provide adequate safeguards to protect the transferred personal information, such as the United States. The European Commission released a set of Standard Contractual Clauses that are designed to be a vehicle for such transfers. Currently, these Standard Contractual Clauses are a valid mechanism to transfer personal information outside of the EEA. The Standard Contractual Clauses, however, require parties that rely upon that legal mechanism to comply with additional obligations, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal information. Moreover, due to potential legal challenges, there exists some uncertainty regarding whether the Standard Contractual Clauses will remain a valid mechanism for transfers of personal information out of the EEA. Failure to comply with the GDPR or other law's cross-border data restrictions may increase our exposure to its heightened sanctions (such as regulatory actions and substantial fines), or injunctions against processing or transferring personal information from Europe or elsewhere. The inability to import personal information to the United States could significantly and negatively impact our business operations, including by restricting our clinical trial activities in Europe or elsewhere, limiting our ability to collaborate with third-party partners (such as contract research organizations and clinical trial sites) subject to certain data protection laws, or requiring us to increase our personal information processing capabilities and infrastructure in Europe and/or elsewhere at significant expense.

Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business.

In the United States federal, state and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal information privacy laws and consumer protection laws. For example, HIPAA imposes specific requirements relating to the privacy, security and transmission of individually identifiable health information. Additionally, the California Consumer Privacy Act of 2018 (CCPA), which took effect on January 1, 2020, gives California residents certain rights similar to the individual rights given under the GDPR (including the right to access and delete their personal information, opt-out of certain personal information sharing, and receive detailed information about how their personal information is used), and provides for civil penalties for violations.

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

Three vaccines for COVID-19 have been granted Emergency Use Authorization by the FDA as of May 2022, and more, including boosters, may be authorized in the coming months. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials.

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

In order to successfully implement our plans and strategies, we will need to grow the size of our organization, and we may experience difficulties in managing this growth.*

As of March 31, 2022, we had 18 full-time employees, including 12 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we continue to operate as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

As the biotechnology industry expands and more patents are issued, the risk increases that atacicept, MAU868, or any future product candidates we may develop, may be subject to claims of infringement of the patent rights of third parties. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published, we may be unaware of third-party patents that may be infringed by commercialization of atacicept, MAU868, or any future product candidates we may develop, and we cannot be certain that we were the first to file a patent application related to a product candidate or technology. Moreover, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that atacicept, MAU868, or any future product candidates we may develop may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. There is also no assurance that there is not prior art of which we are aware, but which we do not believe is relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our products that may be approved in the future, or impair our competitive position. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Still further, we cannot rely on our experience that third parties have not so far alleged that we infringe their patent rights, as provisions of U.S. patent laws provide a safe harbor from patent infringement for therapeutic products under clinical development.

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

We will not be able to protect our intellectual property rights throughout the world.*

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

The ongoing conflict in Ukraine and related sanctions could significantly devalue our Russian and Eurasian patents. Recent Russian decrees may significantly limit our ability to enforce Russian patents. We cannot predict when or how this situation will change.

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

We have entered into and may enter in the future into non-disclosure and confidentiality agreements to protect the proprietary positions of third parties, such as outside scientific collaborators, CROs, third-party manufacturers, consultants, advisors, potential partners, lessees of shared multi-company property and other third parties. Many of our employees and consultants were previously employed at, may have previously provided or may be currently providing consulting services to, other biotechnology companies, including our competitors or potential competitors. Although we seek to protect our ownership of intellectual property rights by ensuring that our agreements with our employees, collaborators and other third parties with whom we do business include provisions requiring such parties to assign rights in inventions to us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of our employees’ former employers or other third parties. We may also be subject to claims that former employers or other third parties have an ownership interest in our future patents or patent applications. Defense of such matters, regardless of their merit, could involve substantial litigation expense and be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions. Moreover, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing atacicept, MAU868, or any future product candidates or technologies we may develop. Failure to defend against any such claim could subject us to significant liability for monetary damages or prevent or delay our developmental and commercialization efforts, and cause us to lose valuable intellectual property rights or personnel, which could significantly harm our business, financial condition, results of operations and prospects. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management team and other employees.

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

We contract with third parties for the manufacture of atacicept and MAU868 for our ongoing clinical trials, and expect to continue to do so for additional clinical trials of our product candidates and ultimately for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of atacicept, MAU868 or other product candidates necessary for the development or commercialization of atacicept, MAU868 or such other product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

Risks related to ownership of our Class A common stock

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

The price of our Class A common stock may be volatile, and you could lose all or part of your investment.*

The trading price of our Class A common stock has been, and is likely to be, highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. For example, the closing price of our Class A common stock since its trading began on May 14, 2021, to March 31, 2022, has ranged from a low of $11.30 to a high of $37.11. The stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

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

We have implemented measures designed to improve our internal control over financial reporting which have remediated this material weakness, including the following:

•
We have formalized our internal control documentation and strengthened supervisory reviews by our management; and
•
We have added full-time and contract accounting personnel, and segregated duties amongst accounting personnel.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on internal control over financial reporting. We are not required to provide such management report until our annual report for our fiscal year ending December 31, 2022. The Sarbanes-Oxley Act also requires that our management report on internal control over financial reporting be attested to by our independent registered public accounting firm, to the extent we are no longer an “emerging growth company,” as defined in the JOBS Act, and are not a non-accelerated filer. We do not expect our independent registered public accounting firm to attest to our management report on internal control over financial reporting for so long as we are an emerging growth company.

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

As of March 31, 2021, there were 26,756,235 shares of Class A common stock outstanding and held of record by 30 stockholders and 309,238 shares of Class B common stock outstanding and held of record by one stockholder. The number of record holders of our Class A common stock does not include DTC participants or beneficial owners holding shares through nominee names.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

We consummated our IPO pursuant to the registration statement on Form S-1, as amended (File No. 333-255492) that was declared effective on May 13, 2021, (the Registration Statement) and registered an aggregate of 5,002,500 shares of our Class A common stock. On May 18, 2021, we sold 4,350,000 shares of our Class A common stock at a public offering price of $11.00 per share for aggregate gross proceeds of $47.9 million. On May 20, 2021, in connection with the full exercise of the underwriters’ 30-day option to purchase additional shares, we issued and sold 652,500 additional shares of Class A common stock at a public offering price of $11.00 per share for aggregate gross proceeds of $7.2 million. Jefferies LLC, Cowen and Company, LLC and Evercore Group L.L.C. served as joint book-running managers.

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

There has been no material change in the planned use of proceeds from our IPO as described in the prospectus dated May 13, 2021, which forms a part of our Registration Statement. We invested the funds received in cash and cash equivalents in accordance with our investment policy.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

2.1^

Asset Purchase Agreement between the Registrant and Amplyx Pharmaceuticals, Inc., dated December 16, 2021 (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-262569), filed with the SEC on February 7, 2022).

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

* Filed herewith.

^ Pursuant to Item 601(b)(10) of Regulation S-K, certain portions of this exhibit (indicated by asterisks) have been omitted because such portions are both not material and are the type that the Registrant treats as private or confidential.

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

Vera Therapeutics, Inc.

Date: May 16, 2022	By:	/s/ Marshall Fordyce
Marshall Fordyce, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Sean Grant
Sean Grant
Chief Financial Officer (Principal Financial Officer)