Form 10-Q
period 2022-06-30
Vera Therapeutics, Inc.
filed 2022-08-10
CIK 1831828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 8, 2022, the registrant had 27,141,514 shares of common stock, $0.001 par value per share, outstanding, consisting of 27,042,276 shares of Class A common stock, $0.001 par value per share and 99,238 shares of Class B common stock, $0.001 par value per share.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERA THERAPEUTICS, INC.

Condensed Balance Sheets

(in thousands, except share amounts)

	June 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$50,427	$79,674
Marketable securities	81,501	—
Prepaid expenses and other current assets	10,410	2,863
Total current assets	142,338	82,537
Restricted cash, noncurrent	293	293
Property and equipment, net	21	—
Operating lease right-of-use assets	5,724	—
Prepaid expenses and other noncurrent assets	82	51
Non-marketable equity securities	324	867
Total assets	$148,782	$83,748
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,084	$1,385
Operating lease liabilities	2,450	—
Restructuring liability	—	377
Accrued expenses and other current liabilities	7,745	5,928
Total current liabilities	17,279	7,690
Long-term debt	4,952	4,923
Operating lease liabilities, noncurrent	4,761	—
Restructuring liability, noncurrent	—	1,257
Accrued and other noncurrent liabilities	286	286
Total liabilities	27,278	14,156
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 authorized as of June 30, 2022 and December 31, 2021; no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.001 par value; 500,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 26,998,306 and 20,968,376 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	27	21
Class B non-voting common stock, $0.001 par value; 14,600,000 shares authorized as of June 30, 2022 and December 31, 2021; 99,238 and 309,238 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.	—	—
Additional paid-in capital	277,623	193,627
Accumulated other comprehensive loss	(152)	—
Accumulated deficit	(155,994)	(124,056)
Total stockholders’ equity	121,504	69,592
Total liabilities and stockholders’ equity	$148,782	$83,748

The accompanying notes are an integral part of these unaudited condensed financial statements.

VERA THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$10,112	$3,235	$22,661	$6,167
General and administrative	4,945	2,614	9,417	4,398
Total operating expenses	15,057	5,849	32,078	10,565
Loss from operations	(15,057)	(5,849)	(32,078)	(10,565)
Other income (expense):
Interest income	263	2	289	4
Interest expense	(128)	—	(246)	—
Other income	325	—	640	—
Change in fair value of non-marketable equity securities	(256)	(281)	(543)	(281)
Gain on sale of PNAi technology	—	2,691	—	2,691
Total other income	204	2,412	140	2,414
Net loss	$(14,853)	$(3,437)	$(31,938)	$(8,151)
Other comprehensive loss:
Change in unrealized loss on marketable securities	(140)	—	(152)	—
Total loss and other comprehensive loss	$(14,993)	$(3,437)	$(32,090)	$(8,151)
Net loss per share attributable to common stockholders, basic and diluted	$(0.55)	$(0.33)	$(1.24)	$(1.49)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	27,078,450	10,499,937	25,660,742	5,470,609

The accompanying notes are an integral part of these unaudited condensed financial statements.

VERA THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance as of December 31, 2021	20,968,376	$21	309,238	$—	$193,627	$—	$(124,056)	$69,592
Issuance of common stock from underwritten follow-on offering, net of offering costs	5,742,026	6	—	—	80,028	—	—	80,034
Issuance of common stock pursuant to exercise of options	17,946	—	—	—	65	—	—	65
Issuance of common stock pursuant to employee stock purchase plan	8,458	—	—	—	169	—	—	169
Issuance of common stock upon vesting of restricted stock units	19,429	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,662	—	—	1,662
Unrealized loss on marketable securities	—	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—	—	(17,085)	(17,085)
Balances as of March 31, 2022	26,756,235	$27	309,238	$—	$275,551	$(12)	$(141,141)	$134,425
Issuance of Class A common stock upon exercise of options	12,641	—	—	—	47	—	—	47
Issuance of common stock upon vesting of restricted stock units	19,430	—	—	—	—	—	—	—
Conversion of Class B common stock into Class A common stock	210,000	—	(210,000)	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,025	—	—	2,025
Unrealized loss on marketable securities	—	—	—	—	—	(140)	—	(140)
Net loss	—	—	—	—	—	—	(14,853)	(14,853)
Balances as of June 30, 2022	26,998,306	$27	99,238	$—	$277,623	$(152)	$(155,994)	$121,504

	Redeemable Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2020	182,772,372	$139,576	355,296	$—	—	$—	$2,099	$(91,447)	$(89,348)
Issuance of Class A common stock upon exercise of options	—	—	113,683	—	—	—	342	—	342
Stock-based compensation	—	—	—	—	—	—	404	—	404
Net loss	—	—	—	—	—	—	—	(4,714)	(4,714)
Balances as of March 31, 2021	182,772,372	$139,576	468,979	$—	—	$—	$2,845	$(96,161)	$(93,316)
Class A common stock issued pursuant to initial public offering, net of issuance costs	—	—	5,002,500	5	—	—	48,406	—	48,411
Conversion of preferred stock into Class A common stock and Class B common stock	(182,772,372)	(139,576)	15,464,775	16	309,238	—	139,560	—	139,576
Issuance of Class A common stock upon exercise of options	—	—	32,122	—	—	—	208	—	208
Stock-based compensation	—	—	—	—	—	—	713	—	713
Net loss	—	—	—	—	—	—	—	(3,437)	(3,437)
Balances as of June 30, 2021	—	$—	20,968,376	$21	309,238	$—	$191,732	$(99,598)	$92,155

The accompanying notes are an integral part of these unaudited condensed financial statements.

VERA THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(31,938)	$(8,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	(97)	85
Reduction in the carrying amount of operating lease right-of-use assets	1,115	—
Stock-based compensation	3,687	1,117
Restructuring payments	—	(750)
Gain on sale of PNAi technology	—	(2,691)
Change in fair value of non-marketable equity securities	543	281
Changes in operating assets and liabilities:
Prepaid expense and other current assets	(7,546)	(3,644)
Other assets	(32)	—
Accounts payable	5,699	814
Accrued and other current liabilities	1,817	1,153
Operating lease liabilities	(1,262)	—
Net cash used in operating activities	(28,014)	(11,786)
Cash flows from investing activities
Proceeds from sale of PNAi technology	—	796
Purchase of property and equipment	(24)	—
Purchase of marketable securities	(97,524)	—
Proceeds from maturities of marketable securities	15,999	—
Net cash (used in) provided by investing activities	(81,549)	796
Cash flows from financing activities
Proceeds from exercise of stock options and employee stock purchase plan	281	550
Proceeds from issuance of Class A common stock upon initial public offering, net of underwriting discounts and commissions	86,131	51,176
Payment of offering costs related to initial public offering	(6,096)	(2,765)
Net cash provided by financing activities	80,316	48,961
Net (decrease) increase in cash and cash equivalents and restricted cash	(29,247)	37,971
Cash, cash equivalents and restricted cash, beginning of period	79,967	53,997
Cash, cash equivalents and restricted cash, end of period	$50,720	$91,968
Reconciliation of cash and cash equivalents and restricted cash to the balance sheets
Cash and cash equivalents	$50,427	$91,625
Restricted cash	293	343
Total cash and cash equivalents and restricted cash	$50,720	$91,968
Supplemental disclosure of cash flow information
Cash paid for interest	$217	$—
Cash paid for operating leases	$1,311	$—
Reclassification of redeemable convertible preferred stock into Class A common stock and Class B common stock upon initial public offering	$—	$139,576
Non-marketable equity securities received as partial proceeds from sale of PNAi technology	$—	$1,759
Lease assignment	$—	$136

The accompanying notes are an integral part of these unaudited condensed financial statements.

VERA THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Description of Business

Vera Therapeutics, Inc., (the Company) is a clinical stage biotechnology company focused on developing and commercializing transformative treatments for patients with serious immunological diseases. The Company is headquartered in Brisbane, California and was incorporated in May 2016 in Delaware. In 2017, the Company acquired all of the outstanding shares of PNA Innovations, Inc. (PNAi), which was based in Woburn, Massachusetts.

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

Liquidity

Since inception, the Company devoted substantially all of its resources to its research and development efforts, pre-clinical studies and clinical trials, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. The Company has incurred recurring net operating losses and has not generated positive cash flow from operations since its inception, and had an accumulated deficit of $156.0 million as of June 30, 2022. The Company had cash, cash equivalents and marketable securities of $131.9 million as of June 30, 2022 and has access to a $45.0 million credit facility (see Note 8). The Company has funded its operations primarily through the issuance of common stock, redeemable convertible preferred stock, debt financing and convertible notes. Management expects to continue to incur losses and negative cash flows from operations for at least the next several years.

Management believes that the Company's cash, cash equivalents and marketable securities as of June 30, 2022 will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months subsequent to the issuance date of these financial statements. The Company intends to raise additional capital through public or private equity offerings or debt financing or other capital sources, which may include strategic collaborations or other arrangements with third parties in order to achieve its long-term business objectives. If the Company fails to obtain necessary capital when needed on acceptable terms, or at all, it could force the Company to delay, limit, reduce or terminate its product development programs, commercialization efforts or other operations.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and applicable rules and regulations of the SEC regarding interim financial reporting. The U.S. dollar is the Company’s functional and reporting currency.

Unaudited Interim Condensed Financial Statements

The accompanying condensed balance sheet as of June 30, 2022, and condensed statements of operations and comprehensive loss, condensed statements of cash flows, and condensed statements of stockholders’ equity for the three and six months ended June 30, 2022 and 2021, are unaudited. The balance sheet as of December 31, 2021, was derived from the audited financial statements as of and for the year ended December 31, 2021. The unaudited condensed financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2021 and in the opinion of management, reflect all adjustments consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2022, and the condensed results of its operations and its cash flows for the three and six months ended June 30, 2022. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2022, are also unaudited. The condensed results of operations for the three and six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the full year ending December 31, 2022, or any other period. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 28, 2022.

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

Deferred Offering Costs

Deferred offering costs consisting of legal, accounting and filing fees attributable to equity offerings. Deferred offering costs are included in other long-term assets on the Company's condensed balance sheets. Upon completion of an offering, these amounts are offset against the proceeds of the offering.

Concentrations of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company maintains bank deposits in a federally insured financial institution and these deposits may exceed federally insured limits. The Company is exposed to credit risk in the event of default by the financial institution holding its cash, cash equivalents, and marketable securities to the extent recorded in the balance sheet. The Company has not experienced any losses to date related to these concentrations.

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

Impact of the COVID-19 Pandemic and Other Geopolitical Events

The COVID-19 pandemic continues to evolve. The extent of the impact of the COVID-19 pandemic on the Company’s business, operations, and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak and its impact on the Company’s development activities, planned clinical trial enrollment, future trial sites, contract research organizations, third-party manufacturers, and other third parties with whom the Company does business, as well as its impact on regulatory authorities and the Company’s key scientific and management personnel. While vaccines have become widely available in certain countries, and businesses and economies have reopened, the status of global economic recovery remains uncertain and unpredictable, and will continue to be affected by developments in the pandemic including any subsequent outbreaks or new variant strains of the COVID-19 virus which may require re-closures and other preventative measures. To the extent possible, the Company is conducting business as usual, with necessary or advisable modifications to employee travel and with the Company’s employees working remotely. The Company will continue to actively monitor the evolving situation related to the COVID-19 pandemic and may take further actions that alter the Company’s operations, including those that may be required by federal, state or local authorities, or that the Company determines are in the best interests of its employees and other third parties with whom the Company does business. At this point, the extent to which the COVID-19 pandemic may affect the Company’s business, operations and development timelines and plans, including the resulting impact on expenditures and capital needs, remains uncertain.

Further, following the recent invasion of Ukraine by Russia, the U.S. and global financial markets experienced volatility, which has led to additional disruptions to trade, commerce, pricing stability, credit availability and supply chain continuity globally. It is uncertain what the long-term impact of the ongoing military conflict between Ukraine and Russia and related sanctions may have on the Company's business.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of money market funds and are stated at fair value.

Marketable Securities

The Company holds investments in marketable securities, consisting of U.S. government securities. Marketable securities with stated maturities of three months or less from the date of purchase are classified as cash equivalents and those with stated maturities of greater than three months as marketable securities on the balance sheet. Short-term marketable securities have maturities less than one year as of the balance sheet date. Long-term marketable securities have maturities greater than one year as of the balance sheet date. The Company designated these securities as available-for-sale to support current operations and are reported at estimated fair value, with unrealized gains and losses recorded in accumulated other comprehensive loss within stockholders’ equity. Interest, amortization and accretion of purchase premiums and discounts on marketable debt securities are included in other income (expense), net, in the condensed statements of operations and comprehensive loss.

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

Comprehensive Loss

Comprehensive loss consists of two components: net loss and other comprehensive loss. Other comprehensive loss refers to unrealized gains and losses that are recorded as an element of stockholder's equity and are excluded from net loss. For the six months ended June 30, 2022, other comprehensive loss consists of unrealized gains and losses on marketable securities.

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

Income Taxes

The Company did not record an income tax provision for the six months ended June 30, 2022 and 2021, as net operating losses have been incurred since inception. The net deferred tax assets generated from net operating losses are fully offset by a valuation allowance.

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

There were no transfers between Levels 1, 2, or 3 for any of the periods presented. As of June 30, 2022, and December 31, 2021, the Company held $48.8 million and $73.8 million, respectively, in money market funds.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), subsequently amended by ASU 2018-10, ASU 2018-11, ASU 2018-20, ASU 2019-01 and ASU 2019-10, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessors and lessees of a contract. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification on the balance sheets. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases today. The Company adopted this standard on January 1, 2022, using the optional transition method, which allows for the prospective application of the standard. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the standard, which allowed the Company to carry forward historical lease classification, to not reassess prior conclusions related to initial direct costs, and to not reassess whether any expired or existing contracts are or contain leases. The Company also elected the practical expedient to not separate lease and non-lease components for all leases. In connection with the adoption of the new guidance, the Company recognized $6.8 million of operating lease right-of-use assets and $8.5 million of operating lease liabilities and derecognized $1.6 million of restructuring lease liability, with immaterial effect to the condensed statements of operations and comprehensive loss and cash flows.

Recently Issued Accounting Pronouncements

In June 2022, the FASB issued ASU2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The standard clarifies the guidance in Topic 210, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The guidance is effective for the Company beginning December 15, 2023, with early adoption permitted. The Company is currently evaluating the impact the standard may have on its condensed financial statements and related disclosures.

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

3. OTHER FINANCIAL STATEMENT INFORMATION

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Prepaid clinical and drug manufacturing costs	$6,718	$320
Prepaid insurance	2,260	1,193
Prepaid equity financing costs	296	275
Prepaid rent	219	219
Prepaid recruiting fees	106	253
Prepaid audit fees	35	123
Other	776	480
Total prepaid expenses and other current assets	$10,410	$2,863

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued clinical and drug manufacturing expenses	$2,454	$364
Accrued development milestone	2,000	2,000
Related party payable	1,696	1,022
Accrued payroll	1,223	1,458
Accrued legal fees	176	457
Accrued expenses and other	196	627
Total accrued expenses and other current liabilities	$7,745	$5,928

Related party payable represents amounts due to Ares Trading S.A. (Ares), an affiliate of Merck KGaA, Darmstadt, Germany, related to manufacturing technology and know-how transfer services performed for atacicept pursuant to the license agreement between the Company and Ares (see Note 12).

4. NEUBASE ASSET SALE

On January 27, 2021, the Company entered into an asset purchase agreement with NeuBase Therapeutics, Inc. (NeuBase), whereby the Company agreed to sell all assets relating to its investment in PNAi, including all inventory, machinery, intellectual property, goodwill, and licenses, and NeuBase agreed to assume certain related liabilities. The sale of the Company’s investment in PNAi closed on April 26, 2021. A gain of $2.7 million was recognized on the sale to NeuBase. The Company received $0.8 million in cash and 308,635 shares of NeuBase common stock, with a fair market value of $1.8 million based on the closing price reported on the Nasdaq Capital Market on the date the sale closed. Of the total NeuBase shares issued to the Company, 162,260 shares were placed in escrow to secure certain obligations under the asset purchase agreement; of which, 54,070 shares were released from escrow in March 2022. In connection with the sale, the Company also assigned certain leases for research and laboratory equipment to NeuBase.

5. MARKETABLE SECURITIES

Marketable securities are debt securities measured at fair value on a recurring basis and accounted for as available-for-sale. These securities are classified within Level 2 in the fair value hierarchy because the Company uses quoted market prices to the extent available or alternative pricing sources to determine fair value. The Company's marketable securities have maturities of less than one year as of the condensed balance sheet date.

Unrealized gains and losses are reported as a component of other comprehensive loss. Fair value of the debt securities totaled $81.5 million as of June 30, 2022. The Company did not hold marketable debt securities as of December 31, 2021.

The following table summarizes the unrealized gains and losses in the Company's investments in marketable securities (in thousands):

	As of June 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Level 2:
US Government bonds	$81,653	$1	$(153)	$81,501
Total marketable securities	$81,653	$1	$(153)	$81,501

6. NON-MARKETABLE EQUITY SECURITIES

The Company has an investment in NeuBase common stock with restrictions on the sale or transfer of the shares. Fair value is determined using alternative pricing sources and models utilizing market observable inputs. The Company reports the restricted equity securities as non-marketable equity securities on the condensed balance sheet and determines current or non-current classification based on the expected duration of the restriction.

The Company recorded a net unrealized loss of $0.3 million and $0.5 million in other expense for the three and six months ended June 30, 2022, respectively. The carrying value is measured as the total initial cost, less the cumulative net unrealized loss. The change in the carrying value of the non-marketable equity securities for the six months ended June 30, 2022, is summarized below (in thousands).

Balance as of December 31, 2021	$867
Change in fair value	(543)
Balance as of June 30, 2022	$324

7. LEASES

Net lease cost recognized for 2022 is summarized as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
Operating lease cost	$570	$1,139
Sublease income	(482)	(964)
Net lease cost	$88	$175

As of June 30, 2022, the maturities of the lease liabilities based on minimum lease commitment amount are as follows (in thousands):

Remainder of 2022	$1,326
2023	2,702
2024	2,742
2025	1,880
2026	-
Total minimum lease payments	8,650
Less: Imputed interest	(1,439)
Present value of operating lease liabilities	7,211
Less: Current portion of operating lease liabilities	(2,450)
Non-current operating lease liabilities	$4,761

During the six months ended June 30, 2022, there were no additions of operating or finance lease assets. As of June 30, 2022, the Company had not executed any operating or finance leases that were yet to commence. As of June 30, 2022, the weighted-average remaining operating lease term was 3.2 years and the weighted-average discount rate was 9.0% for operating leases recognized in the condensed financial statements.

In accordance with ASC 840, Leases, the aggregate minimum non-cancellable annual lease payments for operating leases in effect as of December 31, 2021, were as follows (in thousands):

	Operating Leases (1)	Sublease Income
2022	$2,669	$1,901
2023	2,755	1,964
2024	2,818	2,029
2025	1,954	1,569
Total minimum lease payments	$10,196	$7,463

(1) Future minimum lease payments include repayment of outstanding restructuring liabilities.

8. NOTE PAYABLE

Note payable consists of the following ($ in thousands):

	Rate Type	Maturity	Effective Interest Rate	June 30, 2022	December 31, 2021
Collateralized note	Variable	2026	10.53%	$5,000	$5,000
Less: Unamortized debt issuance costs				(48)	(77)
Net carrying amount of debt				$4,952	$4,923

The carrying amount of debt approximates fair value due to its variable interest rate.

In December 2021, the Company entered into a loan and security agreement (the Loan Agreement) for a non-revolving credit facility with borrowing capacity of up to $50.0 million. An initial $5.0 million (the Loan) was funded in December 2021, and an additional $45.0 million will be available in minimum draws of $5.0 million, at the Company’s option through the end of 2022. The Loan matures in December 2026, which may be extended by 12 months subject to certain clinical data milestones. The debt facility provides for at least 48-months of interest-only payments, which may be extended to 60 months if the final maturity date is extended. The floating interest rate of the Loan is tied to LIBOR. The Company is permitted to prepay the Loan, subject to certain conditions. Upon the maturity date or prepayment of the Loan, the Company is required to make a final payment equal to 5.0% (or 7.0% if the maturity date is extended) of the aggregate principal amount of the Loan. The Loan Agreement contains a subjective acceleration clause in the case of an event of default. If such a matter occurs and is continuing, the lender may legally demand the outstanding principal and interest immediately due and payable. There are no financial covenants associated with the credit facility and the Loan is secured by the Company’s assets.

Principal installments due on the note subsequent to June 30, 2022, are as follows (in thousands):

Remainder of 2022	$—
2023	—
2024	—
2025	—
2026	5,000
Total long-term debt	$5,000

9. COMMON STOCK

As of June 30, 2022, the Company’s amended and restated certificate of incorporation authorized the Company to issue 500,000,000 shares of Class A common stock and 14,600,000 shares of Class B common stock, each with a par value of $0.001 per share. Each share of Class A common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Class B common stock is non-voting. The holders of Class A common stock, voting exclusively and as a separate class, have the exclusive right to vote for the election of one director of the Company. Class A common stockholders and holders of Class B common stock are entitled to receive dividends, as may be declared by the board of directors. Through June 30, 2022, no cash dividends have been declared or paid.

In May 2022, 210,000 shares of Class B common stock were converted into 210,000 shares of our Class A common stock, $0.001 par value per share. The shares of Class B common stock that were converted into shares of Class A common stock have been retired and cancelled, and therefore will not be available for reissuance.

In June 2022, the Company filed a shelf registration statement on Form S-3 (File No. 333-265408) with the Securities and Exchange Commission, which permits the offering, issuance, and sale of up to a maximum aggregate offering price of $400.0 million of the Company’s common stock, preferred stock, debt securities and warrants. Up to a maximum of $150.0 million of the maximum aggregate offering price of $400.0 million may be issued and sold pursuant to an at-the-market financing facility under a sales agreement dated June 3, 2022, between the Company and Cowen and Company, LLC (Sales Agreement). As of June 30, 2022, all $150.0 million remains available for issuance and sale under the Sales Agreement.

10. STOCK COMPENSATION

In April 2021, the Company adopted the 2021 Employee Stock Purchase Plan (ESPP) and the 2021 Equity Incentive Plan (2021 EIP), each of which became effective in connection with the IPO. The Company has reserved 429,934 and 3,260,753 shares of Class A common stock for issuance under the ESPP and 2021 EIP, respectively.

The Company may not grant any additional awards under the 2017 Equity Incentive Plan (2017 EIP). The 2017 EIP will continue to govern outstanding equity awards granted thereunder. As of June 30, 2022, there were 1,534,962 shares available for issuance under the 2021 EIP.

2017 EIP and 2021 EIP

Stock option activity under the 2017 EIP and 2021 EIP was as follows:

	NUMBER OF OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE (000s)
Outstanding as of December 31, 2021	2,924,521	$5.62	9.11	$61,712
Granted	901,552	19.32
Exercised	(30,587)	3.68
Cancelled and forfeited	—	—
Outstanding as of June 30, 2022	3,795,486	8.89	8.85	23,764
Options exercisable as of June 30, 2022	1,038,639	5.41	8.51	8,905
Vested and expected to vest as of June 30, 2022	3,795,486	8.89	8.85	23,764

The aggregate intrinsic value of stock options exercised during the three and six months ended June 30, 2022, was $0.1 million and $0.4 million, respectively. The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2022, was $11.03 and $12.98 per share.

ESPP

The ESPP enables eligible employees to purchase shares of the Company's Class A common stock at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first trading day or the last trading day of the offering period, whichever is lower. Eligible employees generally include all employees. Share purchases are funded through payroll deductions of at least 1% and up to 15% of an employee's eligible compensation for each payroll period. The number of shares reserved for issuance under the ESPP increase automatically on the first day of each fiscal year, beginning on January 1, 2022, by a number equal to the lesser of 440,502 shares, 1% of the total number of shares of the Company's capital stock (including all classes of the Company's common stock) outstanding on the last day of the calendar month prior to the date of the increase, or such lower number of shares (including no shares) approved by the Company's board of directors. As of June 30, 2022, 8,458 shares have been issued pursuant to the ESPP. The ESPP generally provides for six-month consecutive offering periods beginning on September 14, 2021. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation. As such, stock-based compensation expense has been recorded for the three and six months ended June 30, 2022.

Stock-Based Compensation Expense

The following tables summarize the stock-based compensation expense for stock options, restricted stock awards, and restricted stock units granted to employees and nonemployees and for ESPP stock-based compensation that was recorded in the Company’s condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$1,069	$233	$1,971	$293
General and administrative	956	480	1,716	824
Total stock-based compensation expense	$2,025	$713	$3,687	$1,117

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Employees	$1,325	$703	$2,339	$1,102
Nonemployees	700	10	1,348	15
Total stock-based compensation expense	$2,025	$713	$3,687	$1,117

As of June 30, 2022, the Company had $19.0 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.76 years.

The fair value of stock options granted during the three and six months ended June 30, 2022 and 2021 was estimated using the Black-Scholes option pricing model based on the following weighted-average assumptions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected term (in years)	5.5 – 6.1	5.5 – 6.1	5.5 – 6.1	5.5 – 6.1
Expected volatility	75.8% – 76.5%	76.3% – 76.6%	75.8% – 76.5%	76.3% – 76.6%
Risk-free rate	2.8% – 3.1%	1.0% – 1.1%	1.8% – 3.1%	0.6% – 1.1%
Dividend yield	—	—	—	—

Restricted Stock Awards

In October 2020, in conjunction with the Company's issuance of Series C redeemable convertible preferred stock (which subsequently converted into Class A and Class B common stock), the Company restricted 49,636 shares of fully issued and outstanding Class A common stock held by the Company’s Chief Executive Officer and founder. The restriction allowed the Company to repurchase shares that had not vested. The vesting term of restricted stock was one year. These restricted stock awards fully vested in October 2021. The grant date fair value of the restricted stock was $6.37 per share.

For the six months ended June 30, 2021, the Company recognized $0.2 million of stock-based compensation expense related to the restricted stock awards that vested during the period. No stock-based compensation expense related to restricted stock awards was recognized in 2022.

Restricted Stock Units

The Company grants restricted stock units (RSU) pursuant to the 2021 EIP and satisfies such grants through the issuance of the Company's Class A common stock. The following table shows RSU activity for the period ending June 30, 2022.

	NUMBER OF SHARES	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE PER SHARE
Unvested balance at December 31, 2021	77,719	$23.99
Granted	15,000	15.46
Vested	(38,859)	23.99
Cancelled and forfeited	—	—
Unvested balance at June 30, 2022	53,860	21.62

For the six months ended June 30, 2022, the Company recognized $0.5 million of stock-based compensation for restricted stock units.

As of June 30, 2022, the Company had $1.1 million of unrecognized stock-based compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of approximately 1.45 years.

11. EMPLOYEE BENEFIT PLANS

The Company sponsors a qualified 401(k) defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. There were no employer contributions under this plan for the three and six months ended June 30, 2022.

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

Ares is performing manufacturing technology and know-how transfer to the Company over a period not to exceed two years from the effective date of the Ares Agreement. The Company recorded related party expense of $0.5 million and $1.7 million to Ares for these services during the three and six months ended June 30, 2022, respectively. These amounts are included in research and development expenses on the condensed statements of operations and comprehensive loss.

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

13. COMMITMENTS AND CONTINGENCIES

Facilities Leases

In November 2020, the Company entered into a non-cancellable sublease agreement for the facilities in South San Francisco, California, under the terms of which the Company is entitled to receive $7.9 million in sublease payments over the term of the sublease, which ends concurrently with the original lease in September 2025. As tenant, the Company remains responsible for the minimum lease commitment on the facilities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Class A common stock options issued and outstanding	3,795,486	2,643,327	3,795,486	2,643,327
Unvested restricted stock awards	—	16,546	—	16,546
Unvested restricted stock units	53,860	—	53,860	—
Total	3,849,346	2,659,873	3,849,346	2,659,873

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

17. SUBSEQUENT EVENTS

In July 2022, the Company entered into a lease amendment agreement for approximately 5,000 square feet of additional office space in Brisbane, California, adjacent to its current offices. The term of the lease is 27 months, and rent will be approximately $0.3 million for the first 12 months with scheduled annual 3% increases. The lease includes renewal options for the Company.

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

Overview

We are a late-stage biotechnology company focused on developing and commercializing transformative treatments for patients with serious immunological diseases. Our lead product candidate, atacicept, a self-administered fusion protein that blocks both B lymphocyte stimulator (BLyS) and a proliferation-inducing ligand (APRIL), is currently being evaluated for the treatment of immunoglobulin A nephropathy (IgAN) in the Phase 2b ORIGIN trial which has completed enrollment. We expect to announce topline results in the first quarter of 2023. If the data from this trial are supportive, we plan to initiate a pivotal Phase 3 clinical trial in 2023. Based on positive feedback from the U.S. Food and Drug Administration's (FDA) review of clinical results of a Phase 2 clinical trial of atacicept in high disease activity patients with systemic lupus erythematosus (SLE), we are initiating the Phase 3 COMPASS clinical trial of atacicept in lupus nephritis (LN), a severe manifestation of SLE. In December 2021, we obtained worldwide, exclusive development and commercial rights from Amplyx, a wholly owned subsidiary of Pfizer, to MAU868, a potentially first-in-class monoclonal antibody to treat BK virus (BKV) infections. We believe MAU868 is the only clinical-stage neutralizing monoclonal antibody that is directed against BKV, a polyoma virus that can have devastating consequences in certain settings such as kidney transplant and hematopoietic stem cell transplant. An interim analysis of Phase 2 data in BK viremia among kidney transplant recipients presented in June 2022 showed MAU868 to be well tolerated and demonstrated a clinically significant reduction of virologic activity. Based on feedback from the FDA, which we expect to obtain later in 2022, we are planning to initiate a Phase 2b or Phase 3 clinical trial in 2023. We believe that our current pipeline programs leverage the deep expertise of our team and have strong commercial synergies. We currently hold global rights to all of our pipeline programs.

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

To date, we have funded our operations primarily through proceeds from the sale of shares of our Class A common stock, redeemable convertible preferred stock, debt financing and convertible promissory notes. As of June 30, 2022, we had $131.9 million in cash, cash equivalents and marketable securities, compared to $79.7 million as of December 31, 2021. In May 2021, we completed our initial public offering (IPO) and issued 5,002,500 shares of Class A common stock for net proceeds of approximately $48.4 million, after deducting underwriting discounts and commissions, and offering related expenses. In February 2022, we completed a follow-on public offering and issued 5,742,026 shares of Class A common stock for net proceeds of approximately $80.0 million, after deducting underwriting discounts and commissions, and offering related expenses. We believe, based on our current operating plan, that our cash, cash equivalents and marketable securities as of June 30, 2022, will be sufficient to fund our operations for at least the next 12 months from the date of this Quarterly Report on Form 10-Q.

We have incurred significant operating losses since the commencement of our operations. Our net losses were $14.9 million and $3.4 million for the three months ended June 30, 2022 and 2021, respectively, and $31.9 million and $8.2 million for the six months ended June 30, 2022 and 2021, respectively, and we expect to incur significant and increasing losses for the foreseeable future as we continue to advance our product candidates, atacicept and MAU868, to commercialization. Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our research and development activities. As of June 30, 2022, we had an accumulated deficit of $156.0 million, compared to $124.1 million as of December 31, 2021. Our primary use of cash is to fund operating expenses, which comprise research and development and general and administrative expenditures. Cash used to fund operating expenses depends on the timing of when we pay these expenses, as reflected in the changes in our working capital balances.

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

COVID-19 Pandemic and other Geopolitical Events

Since it was reported to have surfaced in December 2019, a novel strain of coronavirus (COVID-19) has spread across the world and has been declared a pandemic by the World Health Organization. Efforts to contain the spread of COVID-19 have intensified and governments around the world, including in the United States, Europe and Asia, have implemented travel restrictions, social distancing requirements, stay-at-home orders and have delayed the commencement of non-COVID-19-related clinical trials, among other restrictions. While vaccines have become widely available in certain countries, and businesses and economies have reopened, the status of global economic recovery remains uncertain and unpredictable, and will continue to be affected by developments in the pandemic including any subsequent outbreaks or new variant strains of the COVID-19 virus which may require re-closures or other preventative measures. As a result, the current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as contributing to significant volatility and negative pressure on the U.S. economy and in financial markets.

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

Additionally, financial markets around the world experienced volatility following the recent invasion of Ukraine by Russia. In response to the invasion, the United States, United Kingdom and European Union (EU), along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia and related sanctions, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability, supply chain continuity and reduced access to liquidity in both Europe and globally, and have introduced significant uncertainty into global markets. As a result, our business and results of operations may be adversely affected by the ongoing conflict between Ukraine and Russia and related sanctions, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the periods presented.

	Three Months Ended June 30,		CHANGE
(dollars in thousands)	2022	2021	AMOUNT	%
Operating expenses:
Research and development	$10,112	$3,235	$6,877	213%
General and administrative	4,945	2,614	2,331	89%
Total operating expenses	15,057	5,849	9,208	157%
Loss from operations	(15,057)	(5,849)	(9,208)	157%
Other income (expense):
Interest income	263	2	261	*
Interest expense	(128)	—	(128)	*
Other income	325	—	325	*
Gain on sale of PNAi technology	—	2,691	(2,691)	*
Change in fair value of non-marketable equity securities	(256)	(281)	25	*
Total other income (expense)	204	2,412	(2,208)	*
Net loss and comprehensive loss	$(14,853)	$(3,437)	$(11,416)	332%

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

The following table summarizes our research and development expenses incurred during the respective periods.

	Three Months Ended June 30,		CHANGE
(dollars in thousands)	2022	2021	AMOUNT	%
Direct research and development expenses
Clinical trial expenses	$5,171	$1,385	$3,786	273%
Contract manufacturing	1,438	418	1,020	244%
Consulting and professional services	1,148	507	641	126%
Indirect research and development expenses
Compensation and related benefits	2,220	925	1,295	140%
Facilities and other	135	—	135	*
Research and development expenses	$10,112	$3,235	$6,877	213%

* Not meaningful

Research and development expenses increased by $6.9 million, or 213%, to $10.1 million in the three months ended June 30, 2022, from $3.2 million in the three months ended June 30, 2021. The increase was primarily due to progressing clinical development of atacicept in IgAN and LN, including expenses incurred in manufacturing clinical supply for current and future clinical trials, and development expenses incurred for MAU868. Clinical trial expenses increased by $3.8 million due to patient screening and enrollment and clinical site activity in ORIGIN and startup activity for the COMPASS trial . Contract drug manufacturing increased by $1.0 million primarily due to expenses incurred to manufacture atacicept for clinical trials. Compensation and related expenses for research and development increased by $1.3 million due to increased headcount to support clinical development of atacicept and MAU868 during the current period.

We expect our research and development expenses to increase in future periods as we initiate patient screening and enrollment in the Phase 3 COMPASS trial, plan and initiate a Phase 2b or Phase 3 trial of MAU868, and progress to later stages of development of atacicept in IgAN.

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

	Three Months Ended June 30,		CHANGE
(dollars in thousands)	2022	2021	AMOUNT	%
General and administrative	$4,945	$2,614	$2,331	89%

General and administrative expenses increased by $2.3 million, or 89%, to $4.9 million in the three months ended June 30, 2022, from $2.6 million in the three months ended June 30, 2021, due primarily to increases of $0.7 million of payroll and related expenses including stock-based compensation, $0.4 million of rent expense recorded in the 2022 period due to higher professional services fees due to the adoption of new accounting guidance for leases, an increase of $0.3 million in insurance premium expense, an increase of $0.2 million in business taxes, and an increase of $0.1 million in expenses, including stock-based compensation, to consultants and non-employee directors.

Total Other Income (Expense)

	Three Months Ended June 30,		CHANGE
(dollars in thousands)	2022	2021	AMOUNT	%
Total other income	$204	$2,412	(2,208)	(92)%

Total other income decreased by $2.2 million to $0.2 million in the three months ended June 30, 2022, from other income of $2.4 million in the three months ended June 30, 2021, due to other income of $2.7 million recognized in the prior year from the sale of assets to NeuBase Therapeutics, Inc. (NeuBase) and $0.1 million of interest expense related to $5 million of debt carried during the current period, partly offset by $0.3 million of sublease income recognized due to the adoption of new accounting guidance for leases and an increase of $0.3 million in interest income due to greater balances of investable and higher yields on marketable securities in the current period.

Liquidity and Capital Resources

To date, we have funded our operations primarily through proceeds from the sale of shares of our Class A common stock, redeemable convertible preferred stock, debt financing and convertible notes. From our inception through June 30, 2022, we have raised aggregate net cash proceeds of $275.0 million from the issuance and sale of redeemable convertible preferred stock, convertible notes, Class A common stock and our Loan Agreement with Oxford Finance LLC (Oxford). Since the date of our incorporation, we have not generated any revenue from product sales and have incurred substantial operating losses and negative cash flows from operations.

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

We anticipate that we will continue to incur net losses for the foreseeable future as we continue research and development activities of atacicept and MAU868, hire additional staff, including clinical, operational, administrative and management personnel, and incur additional expenses associated with operating as a public company. We expect to incur significant expenses and operating losses for the foreseeable future as we advance our clinical development activities and our product candidate portfolio. We expect that our research and development and general and administrative costs will increase substantially as a result of our acquisition of MAU868, including in connection with conducting additional clinical trials and clinical trials for our research programs and product candidates, contracting with third parties to support nonclinical studies and clinical trials, expanding our intellectual property portfolio, and providing general and administrative support for our operations. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

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

In June 2022, we filed a shelf registration statement on Form S-3 (the Shelf Registration) with the Securities and Exchange Commission (the SEC), which permits the offering, issuance, and sale of up to a maximum aggregate offering price of $400.0 million of our common stock, preferred stock, debt securities and warrants. In connection with the filing of the Shelf Registration, we entered into a sales agreement with Cowen and Company, LLC (Cowen) as sales agent, pursuant to which we may issue and sell shares of our Class A common stock for an aggregate maximum offering price of $150.0 million of the maximum aggregate offering price of $400.0 million under an at-the-market offering program (the 2022 ATM). We agreed to pay Cowen up to 3% of gross proceeds for the Class A common stock sold through the 2022 ATM. As of June 30, 2022, no shares of Class A common stock have been sold under the 2022 ATM.

As of June 30, 2022, we had $131.9 million of cash, cash equivalents and marketable securities, compared to $79.7 million as of December 31, 2021. We believe, based on our current operating plan, that our cash, cash equivalents and marketable securities as of June 30, 2022, will be sufficient to fund our operations for at least the next 12 months from the date of this Quarterly Report on Form 10-Q.

Cash Flows

The following table summarizes our cash flows for the periods indicated.

	Six Months Ended June 30,
(dollars in thousands)	2022	2021
Net cash used in operating activities	$(28,014)	$(11,786)
Net cash (used in) provided by investing activities	(81,549)	796
Net cash provided by financing activities	80,316	48,961
Net (decrease) increase in cash, cash equivalents and restricted cash	$(29,247)	$37,971

Operating Activities

In the six months ended June 30, 2022, we used $28.0 million of cash in operating activities, attributable to a net loss of $31.9 million and a $7.5 million decrease in prepaid expenses and other current assets, partially offset by a $5.7 million increase in accounts payable, $3.7 million of non-cash stock-based compensation expense and a $1.8 million increase in accrued and other current liabilities.

In the six months ended June 30, 2021, we used $11.8 million of cash in operating activities, attributable to a net loss of $8.2 million, a $2.7 million non-cash gain on sale of assets to NeuBase, and a $3.6 million increase in prepaid expenses and other current assets.

Investing Activities

In the six months ended June 30, 2022, our investing activities used $81.5 million of cash primarily resulting from the purchase of short-term marketable securities.

In the six months ended Jun 30, 2021, our investing activities provided $0.8 million of cash resulting from the sale of assets to NeuBase.

Financing Activities

In the six months ended June 30, 2022, our financing activities provided $80.3 million of cash resulting from $86.1 million proceeds from our follow-on offering, net of underwriting discounts and commissions, partially offset by the payment of $6.1 million of related offering costs during the period.

In the six months ended June 30, 2021, our financing activities provided $49.0 million of cash resulting from $51.2 million proceeds from our IPO, net of underwriting discounts and commissions, partially offset by the payment of $2.8 million of related offering costs during the period.

Contractual Obligations

During the six months ended June 30, 2022, there were no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

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

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with United States generally accepted accounting principles (GAAP). The preparation of these unaudited condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at the date of the financial statements, as well as expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use of Estimates” in our Annual Report and the notes to our unaudited condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2022, there were no material changes to our critical accounting policies from those discussed in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash and cash equivalents as of June 30, 2022, consisted of readily available checking and money market funds. Our marketable securities as of June 30, 2022, consisted of short-term marketable debt securities issued by the U.S. Treasury. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. We do not believe that our cash, cash equivalents or marketable securities have significant risk of default or illiquidity. While we believe our cash, cash equivalents and marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one financial institution that is in excess of federally insured limits.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor, drug supply and clinical trial costs. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein. Inflation has increased substantially in recent periods and could have a greater effect on our future results of operations if it remains at current levels or continues to increase.

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

Based upon such evaluation, our CEO and CFO concluded that, as of June 30, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We identified no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

As of June 30, 2022, we had $131.9 million in cash, cash equivalents and marketable securities. In December 2021, we entered into the Loan Agreement with Oxford, providing us with up to $45.0 million of borrowing capacity after $5.0 million was funded at closing of the Loan Agreement in December 2021. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months. Our estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic nature of our business, the ongoing COVID-19 pandemic and the macro-economic environment generally. We anticipate that our expenses will increase substantially if, and as, we:

•
continue our ongoing and planned research and development of atacicept for the treatment of IgAN and LN;

•
initiate or continue nonclinical studies and clinical trials for atacicept, MAU868 and any additional product candidates that we may pursue in the future;
•
continue our ongoing and planned research and development of MAU868 for the treatment of BKV viremia in kidney transplant recipients and other indications;
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

We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. Adequate additional financing may not be available to us on acceptable terms, or at all. Potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide, including as a result of the COVID-19 pandemic and the ongoing military conflict between Ukraine and Russia and related sanctions, could also adversely impact our ability to access capital as and when needed. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our research-stage programs, clinical trials or future commercialization efforts.

We have incurred net losses since inception, and we expect to continue to incur net losses for the foreseeable future. In addition, we may be unable to continue as a going concern over the long-term.*

We have incurred net losses in each reporting period since the commencement of our operations and have not generated any revenue from product sales to date. We had net losses of $14.9 million and $3.4 million for the three months ended June 30, 2022 and 2021, respectively, and $31.9 million and $8.2 million for the six months ended June 30, 2022 and 2021, respectively. We had an accumulated deficit of $156.0 million as of June 30, 2022, compared to $124.1 million as of December 31, 2021. Our losses have resulted principally from expenses incurred in research and development and from management and administrative costs and other expenses that we have incurred while building our business infrastructure, a significant portion of which were incurred resulting from our efforts to develop gamma-PNA chemistry and triplex gene editing for therapeutic use, which we discontinued in September 2020. Our product candidates are in clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing our product candidates in one of our lead indications, we expect that we will continue to incur substantial research and development and other expenses as we continue the clinical development programs for our product candidates in other indications.

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

In addition, our condensed financial statements for the three months ended June 30, 2022 included elsewhere in this Quarterly Report on Form 10-Q have been prepared assuming we will continue as a going concern. However, we have incurred losses and negative cash flows from operations. As a development stage company, we expect to incur significant and increasing losses until regulatory approval is granted for our product candidates. Regulatory approval is not guaranteed and may never be obtained. As a result, these conditions raise substantial doubt about our ability to continue as a going concern over the long-term.

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

Even though MAU868 has Fast Track designation from FDA for the prevention of BK viremia in renal transplant and hematopoietic stem cell transplant, it may not lead to a faster development or regulatory review or approval process, and will not increase the likelihood that MAU868 will receive marketing approval.

If a drug or biologic is intended for the treatment of a serious or life-threatening condition or disease, and nonclinical or clinical data demonstrate the potential to address an unmet medical need, the product may qualify for FDA Fast Track designation, for which sponsors must apply. The FDA has broad discretion whether or not to grant this designation. Although we have received Fast Track designation for the investigation of MAU868 for the prevention of BK viremia in renal transplant and hematopoietic stem cell transplant recipients, we may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the Bipartisan Budget Act of 2018 and the Infrastructure Investments and Jobs Act, will remain in effect until 2031, unless additional congressional action is taken. COVID-19 pandemic relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations. In addition, Congress is considering additional health reform measures.

Moreover, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. In response, the FDA concurrently released a final rule and guidance in September 2020, which went into effect on November 30, 2020, providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an interim final rule implementing the Most Favored Nation (MFN) Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. As a result of litigation challenging the MFN Model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. Additionally, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. However, the implementation of the rule has been delayed further by the Infrastructure Investments and Jobs Act until January 1, 2027. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement-constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and since such time, actions taken around the world to help mitigate the spread of COVID-19 have included varying restrictions on travel, quarantines in certain areas, and forced closures for several types of public places and businesses The outbreak and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. While vaccines have become widely available in certain countries, and businesses and economies have reopened, the status of global economic recovery remains uncertain and unpredictable, and will continue to be affected by developments in the pandemic including any subsequent outbreaks or new variant strains of the COVID-19 virus which may require re-closures or other preventative measures. The effects of government orders and our work-from-home could slow our productivity or disrupt our business in the future, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. In response to the spread of COVID-19, we have closed our executive offices with our administrative employees continuing their work outside of our offices and limited the number of staff in any given research and development laboratory. As a result of the ongoing COVID-19 pandemic, we may experience additional disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

Four vaccines for COVID-19 have been granted Emergency Use Authorization by the FDA as of July 2022, and more, including boosters, may be authorized in the coming months. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including inflation and supply disruption. A domestic or global financial crisis can cause extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, which could result from an event like the COVID-19 pandemic or the ongoing Ukraine-Russia conflict and related sanctions, could result in a variety of risks to our business, including disruption to enrollment within our ongoing clinical trials, our inability to purchase necessary supplies on acceptable terms, if at all, and our inability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payors or our collaborators. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Our success is highly dependent on our ability to attract and retain highly skilled executive officers and employees and key consultants.

To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. We are highly dependent on the management, research and development, clinical, financial and business development expertise of our executive officers, as well as the other members of our scientific and clinical teams, including certain key consultants. The competition for experienced personnel has become exacerbated by the increase in employee resignations currently taking place throughout the United States as a result of the COVID-19 pandemic, which is commonly referred to as the “great resignation.” We may also experience employee turnover as a result of the ongoing “great resignation.”

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

In order to successfully implement our plans and strategies, we will need to grow the size of our organization, and we may experience difficulties in managing this growth.*

As of June 30, 2022, we had 29 full-time employees, including 20 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we continue to operate as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts and Jobs Act of 2017 (Tax Act) enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) signed into law on March 27, 2020, modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense. For example, proposals have recently been made in Congress to make various changes to the federal corporate income tax rules, although these have not yet been enacted. Among the changes made by the Tax Act was a reduction of the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”. We continue to examine the impact this tax reform legislation may have on our business. We urge investors to consult with their legal and tax advisers regarding the implications of the Tax Act and potential changes in U.S. tax laws on an investment in our Class A common stock.

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

Risks related to our dependence on third parties

We rely, and expect to continue to rely, on third parties, including independent clinical investigators and CROs, to conduct certain aspects of our nonclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize atacicept, MAU868 or future product candidates we may develop and our business, financial condition, results of operations and prospects could be significantly harmed.*

We have relied upon and plan to continue to rely upon third parties, including independent clinical investigators and third-party CROs, to conduct certain aspects of our nonclinical studies and clinical trials and to monitor and manage data for our ongoing nonclinical and clinical programs. We rely on these parties for execution of our nonclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors and CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for atacicept and MAU868 in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Failure to comply and maintain adequate documentation with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be adversely affected if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

The COVID-19 pandemic and government measures taken in response have also had a significant impact on our CROs, and we expect that they will face further disruption which may affect our ability to initiate and complete our nonclinical studies and clinical trials. Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases, could impact personnel at our CROs or third-party manufacturing facilities upon which we rely, or the availability or cost of materials, which could disrupt the supply chain for our product candidates. To the extent our suppliers and service providers are unable to comply with their obligations under our agreements with them or they are otherwise unable to deliver or are delayed in delivering goods and services to us due to the COVID-19 pandemic, our ability to continue meeting clinical supply demand for our product candidates or otherwise advancing development of our product candidates may become impaired.

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

In connection with our acquisition of MAU868, we have assumed the responsibility for ongoing clinical studies with MAU868, including related expenses and manufacturing and regulatory activities, which were previously managed and funded by Amplyx. This includes responsibility for the Phase 2 clinical trial of MAU868 for the treatment of BKV infection in kidney transplant recipients previously conducted by Amplyx. Any adverse events or reactions experienced by subjects in the trial may be attributed to MAU868 and may limit our ability to obtain regulatory approval with labeling that we consider desirable, or at all.

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

The price of our Class A common stock may be volatile, and you could lose all or part of your investment.*

The trading price of our Class A common stock has been, and is likely to be, highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. For example, the closing price of our Class A common stock since its trading began on May 14, 2021, to August 8, 2022, has ranged from a low of $11.30 to a high of $37.11. The stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

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
•
sales of our securities by us, our insiders or our other stockholders; and
•
general economic, industry and market conditions, including the COVID-19 pandemic, the conflict between Ukraine and Russia and related sanctions, economic slowdowns, recessions, inflation, rising interest rates and tightening of credit markets.

In addition, the trading prices for common stock of other biotechnology companies have been highly volatile as a result of factors unrelated to the specific company or its technology. Broad market and industry factors may negatively affect the market price of our Class A common stock, regardless of our actual operating performance.

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

As of June 30, 2022, there were 26,998,306 shares of Class A common stock outstanding and held of record by 29 stockholders and 99,238 shares of Class B common stock outstanding and held of record by one stockholder. The number of record holders of our Class A common stock does not include DTC participants or beneficial owners holding shares through nominee names.

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

None.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

10.1

Sales Agreement, by and between the Registrant and Cowen and Company, LLC, dated June 3, 2022 (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-265408), filed with the SEC on June 3, 2022).

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

Vera Therapeutics, Inc.

Date: August 10, 2022	By:	/s/ Marshall Fordyce
Marshall Fordyce, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2022	By:	/s/ Sean Grant
Sean Grant
Chief Financial Officer (Principal Financial Officer)