Form 10-Q
period 2022-09-30
Vera Therapeutics, Inc.
filed 2022-11-09
CIK 1831828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 7, 2022, the registrant had 27,657,640 shares of common stock, $0.001 par value per share, outstanding, consisting solely of Class A common stock, $0.001 par value per share.

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
•
Unfavorable global, geopolitical and macroeconomic conditions could adversely affect our business, financial condition and results of operations.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERA THERAPEUTICS, INC.

Condensed Balance Sheets

(in thousands, except share amounts)

	September 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,475	$79,674
Marketable securities	83,945	—
Prepaid expenses and other current assets	10,562	2,863
Total current assets	124,982	82,537
Restricted cash, noncurrent	293	293
Property and equipment, net	56	—
Operating lease right-of-use assets	5,768	—
Prepaid expenses and other noncurrent assets	149	51
Non-marketable equity securities	122	867
Total assets	$131,370	$83,748
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,012	$1,385
Operating lease liabilities	2,689	—
Restructuring liability	—	377
Accrued expenses and other current liabilities	6,219	5,928
Total current liabilities	15,920	7,690
Long-term debt	4,966	4,923
Operating lease liabilities, noncurrent	4,480	—
Restructuring liability, noncurrent	—	1,257
Accrued and other noncurrent liabilities	286	286
Total liabilities	25,652	14,156
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 authorized as of September 30, 2022 and December 31, 2021; no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.001 par value; 500,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 27,607,449 and 20,968,376 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	28	21
Class B non-voting common stock, $0.001 par value; 14,600,000 shares authorized as of September 30, 2022 and December 31, 2021; 0 and 309,238 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.	—	—
Additional paid-in capital	286,642	193,627
Accumulated other comprehensive loss	(279)	—
Accumulated deficit	(180,673)	(124,056)
Total stockholders’ equity	105,718	69,592
Total liabilities and stockholders’ equity	$131,370	$83,748

The accompanying notes are an integral part of these unaudited condensed financial statements.

VERA THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$19,656	$3,564	$42,317	$9,731
General and administrative	5,588	3,688	15,005	8,086
Total operating expenses	25,244	7,252	57,322	17,817
Loss from operations	(25,244)	(7,252)	(57,322)	(17,817)
Other income (expense):
Interest income	567	5	856	9
Interest expense	(147)	—	(393)	—
Other income	347	—	987	—
Change in fair value of non-marketable equity securities	(202)	(364)	(745)	(645)
Gain on sale of PNAi technology	—	—	—	2,691
Total other income (expense)	565	(359)	705	2,055
Net loss	$(24,679)	$(7,611)	$(56,617)	$(15,762)
Other comprehensive loss:
Change in unrealized loss on marketable securities	(127)	—	(279)	—
Total loss and other comprehensive loss	$(24,806)	$(7,611)	$(56,896)	$(15,762)
Net loss per share attributable to common stockholders, basic and diluted	$(0.91)	$(0.36)	$(2.16)	$(1.46)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	27,215,874	21,265,519	26,184,816	10,793,436

The accompanying notes are an integral part of these unaudited condensed financial statements.

VERA THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance as of December 31, 2021	20,968,376	$21	309,238	$—	$193,627	$—	$(124,056)	$69,592
Issuance of common stock from underwritten follow-on offering, net of offering costs	5,742,026	6	—	—	80,028	—	—	80,034
Issuance of common stock pursuant to exercise of options	17,946	—	—	—	65	—	—	65
Issuance of common stock pursuant to employee stock purchase plan	8,458	—	—	—	169	—	—	169
Issuance of common stock upon vesting of restricted stock units	19,429	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,662	—	—	1,662
Unrealized loss on marketable securities	—	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—	—	(17,085)	(17,085)
Balances as of March 31, 2022	26,756,235	$27	309,238	$—	$275,551	$(12)	$(141,141)	$134,425
Issuance of Class A common stock upon exercise of options	12,641	—	—	—	47	—	—	47
Issuance of common stock upon vesting of restricted stock units	19,430	—	—	—	—	—	—	—
Conversion of Class B common stock into Class A common stock	210,000	—	(210,000)	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,025	—	—	2,025
Unrealized loss on marketable securities	—	—	—	—	—	(140)	—	(140)
Net loss	—	—	—	—	—	—	(14,853)	(14,853)
Balances as of June 30, 2022	26,998,306	$27	99,238	$—	$277,623	$(152)	$(155,994)	$121,504
Issuance of Class A common stock upon exercise of options	200,571	—	—	—	853	—	—	853
Issuance of Class A common stock upon vesting of restricted stock units	19,430	—	—	—	—	—	—	—
Issuance of Class A common stock pursuant to employee stock purchase plan	6,870	—	—	—	122	—	—	122
Issuance of Class A common stock for payment of licensing fees, net of offering costs	283,034	1	—	—	5,592	—	—	5,593
Conversion of Class B common stock into Class A common stock	99,238	—	(99,238)	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,452	—	—	2,452
Unrealized loss on marketable securities	—	—	—	—	—	(127)	—	(127)
Net loss	—	—	—	—	—	—	(24,679)	(24,679)
Balances as of September 30, 2022	27,607,449	$28	—	$—	$286,642	$(279)	$(180,673)	$105,718

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

VERA THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(56,617)	$(15,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	(249)	144
Reduction in the carrying amount of operating lease right-of-use assets	1,676	—
Stock-based compensation	6,139	2,050
Issuance of Class A common stock for licensing payment	3,661	—
Restructuring payments	—	(875)
Gain on sale of PNAi technology	—	(2,691)
Change in fair value of non-marketable equity securities	745	645
Changes in operating assets and liabilities:
Prepaid expense and other current assets	(7,700)	(3,012)
Other assets	(98)	—
Accounts payable	5,627	55
Accrued and other current liabilities	2,291	2,176
Operating lease liabilities	(1,909)	—
Net cash used in operating activities	(46,434)	(17,270)
Cash flows from investing activities
Proceeds from sale of PNAi technology	—	796
Purchase of property and equipment	(62)	—
Purchase of marketable securities	(137,927)	—
Proceeds from maturities of marketable securities	54,000	—
Net cash (used in) provided by investing activities	(83,989)	796
Cash flows from financing activities
Proceeds from exercise of stock options and employee stock purchase plan	1,256	550
Proceeds from issuance of Class A common stock upon initial public offering, net of underwriting discounts and commissions	—	51,176
Proceeds from issuance of Class A common stock in follow-on offering	86,132	—
Payment of costs related to initial public offering	—	(2,765)
Payment of costs and underwriting discounts and commissions related to follow-on offering	(6,164)	—
Net cash provided by financing activities	81,224	48,961
Net (decrease) increase in cash and cash equivalents and restricted cash	(49,199)	32,487
Cash, cash equivalents and restricted cash, beginning of period	79,967	53,997
Cash, cash equivalents and restricted cash, end of period	$30,768	$86,484
Reconciliation of cash and cash equivalents and restricted cash to the balance sheets
Cash and cash equivalents	$30,475	$86,191
Restricted cash	293	293
Total cash and cash equivalents and restricted cash	$30,768	$86,484
Supplemental disclosure of cash flow information
Cash paid for interest	$336	$—
Cash paid for operating leases	$1,991	$—
Issuance of Class A common stock in payment of accrued development milestone	$2,000	$—
Reclassification of redeemable convertible preferred stock into Class A common stock and Class B common stock upon initial public offering	$—	$139,576
Non-marketable equity securities received as partial proceeds from sale of PNAi technology	$—	$1,759
Lease assignment	$—	$136

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

Liquidity

Since inception, the Company devoted substantially all of its resources to its research and development efforts, pre-clinical studies and clinical trials, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. The Company has incurred recurring net operating losses and has not generated positive cash flow from operations since its inception, and had an accumulated deficit of $180.7 million as of September 30, 2022. The Company had cash, cash equivalents and marketable securities of $114.4 million as of September 30, 2022 and has access to additional debt financing under a credit facility (see Notes 8 and 17). The Company has funded its operations primarily through the issuance of common stock, redeemable convertible preferred stock, debt financing and convertible notes. Management expects to continue to incur losses and negative cash flows from operations for at least the next several years.

Management believes that the Company's cash, cash equivalents and marketable securities as of September 30, 2022 will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months subsequent to the issuance date of these financial statements. The Company intends to raise additional capital through public or private equity offerings or debt financing or other capital sources, which may include strategic collaborations or other arrangements with third parties in order to achieve its long-term business objectives. If the Company fails to obtain necessary capital when needed on acceptable terms, or at all, it could force the Company to delay, limit, reduce or terminate its product development programs, commercialization efforts or other operations.

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

Unaudited Interim Condensed Financial Statements

The accompanying condensed balance sheet as of September 30, 2022, and condensed statements of operations and comprehensive loss, condensed statements of cash flows, and condensed statements of stockholders’ equity for the three and nine months ended September 30, 2022 and 2021, are unaudited. The balance sheet as of December 31, 2021, was derived from the audited financial statements as of and for the year ended December 31, 2021. The unaudited condensed financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2021 and in the opinion of management, reflect all adjustments consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2022, and the condensed results of its operations and its cash flows for the three and nine months ended September 30, 2022. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2022, are also unaudited. The condensed results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the full year ending December 31, 2022, or any other period. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 28, 2022.

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

Impact of the COVID-19 Pandemic and Other Geopolitical and Macroeconomic Events

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

In addition to the ongoing COVID-19 pandemic, global economic and business activities continue to face widespread macroeconomic uncertainties, including labor shortages, inflation and monetary supply shifts, recession risks and potential disruptions from the Russia-Ukraine conflict. The Company continues to actively monitor the impact of these macroeconomic factors on its financial condition, liquidity, operations and workforce. The effect of these factors on the Company's financial performance, including its ability to execute its business strategies and initiatives in the expected time frame, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively affect the Company's business.

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

Comprehensive Loss

Comprehensive loss consists of two components: net loss and other comprehensive loss. Other comprehensive loss refers to unrealized gains and losses that are recorded as an element of stockholder's equity and are excluded from net loss. For the nine months ended September 30, 2022, other comprehensive loss consists of unrealized gains and losses on marketable securities.

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

Income Taxes

The Company did not record an income tax provision for the nine months ended September 30, 2022 and 2021, as net operating losses have been incurred since inception. The net deferred tax assets generated from net operating losses are fully offset by a valuation allowance.

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

There were no transfers between Levels 1, 2, or 3 for any of the periods presented. As of September 30, 2022, and December 31, 2021, the Company held $28.8 million and $73.8 million, respectively, in money market funds.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The objective of the standard is to provide information about expected credit losses on financial instruments at each reporting date and to change how other-than temporary impairments on investment securities are recorded. The guidance is effective for the Company beginning on January 1, 2023, with early adoption permitted. The Company does not anticipate the implementation will have a material impact on its financial statements upon adoption.

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

3. OTHER FINANCIAL STATEMENT INFORMATION

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid clinical trial and drug manufacturing costs	$7,162	$320
Prepaid insurance	1,629	1,193
Prepaid equity financing costs	483	275
Prepaid rent	241	219
Prepaid audit fees	200	123
Prepaid recruiting fees	55	253
Other	792	480
Total prepaid expenses and other current assets	$10,562	$2,863

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued clinical and drug manufacturing expenses	$2,536	$364
Accrued payroll	2,047	1,458
Related party payable	1,004	1,022
Accrued legal fees	239	457
Accrued recruiting fees	219	—
Accrued expenses and other	174	627
Accrued development milestone	—	2,000
Total accrued expenses and other current liabilities	$6,219	$5,928

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

Unrealized gains and losses are reported as a component of other comprehensive loss. Fair value of the debt securities totaled $83.9 million as of September 30, 2022. The Company did not hold marketable debt securities as of December 31, 2021.

The following table summarizes the unrealized gains and losses in the Company's investments in marketable securities (in thousands):

	As of September 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Level 2:
US Government bonds	$84,224	$8	$(287)	$83,945
Total marketable securities	$84,224	$8	$(287)	$83,945

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

The Company recorded a net unrealized loss of $0.2 million and $0.7 million in other expense for the three and nine months ended September 30, 2022, respectively. The carrying value is measured as the total initial cost, less the cumulative net unrealized loss. The change in the carrying value of the non-marketable equity securities for the nine months ended September 30, 2022, is summarized below (in thousands).

Balance as of December 31, 2021	$867
Change in fair value	(745)
Balance as of September 30, 2022	$122

7. LEASES

Net lease cost recognized for 2022 is summarized as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
Operating lease cost	$594	$1,734
Sublease income	(482)	(1,446)
Net lease cost	$112	$288

As of September 30, 2022, the maturities of the lease liabilities based on minimum lease commitment amount are as follows (in thousands):

Remainder of 2022	$743
2023	2,999
2024	3,022
2025	1,880
2026	-
Total minimum lease payments	8,644
Less: Imputed interest	(1,475)
Present value of operating lease liabilities	7,169
Less: Current portion of operating lease liabilities	(2,689)
Non-current operating lease liabilities	$4,480

In July 2022, the Company entered into a lease amendment to increase the amount of leased office space in its Brisbane, California, headquarters. The lease includes renewal options for the Company. As of September 30, 2022, the Company had not executed any finance leases that were yet to commence.

As of September 30, 2022, the weighted-average remaining operating lease term was 2.8 years and the weighted-average discount rate was 9.0% for operating leases recognized in the condensed financial statements.

In accordance with ASC 840, Leases, the aggregate minimum non-cancellable annual lease payments for operating leases in effect as of December 31, 2021, were as follows (in thousands):

	Operating Leases (1)	Sublease Income
2022	$2,669	$1,901
2023	2,755	1,964
2024	2,818	2,029
2025	1,954	1,569
Total minimum lease payments	$10,196	$7,463

(1) Future minimum lease payments include repayment of outstanding restructuring liabilities.

8. NOTE PAYABLE

Note payable consists of the following ($ in thousands):

	Rate Type	Maturity	Effective Interest Rate	September 30, 2022	December 31, 2021
Collateralized note	Variable	2026	11.94%	$5,000	$5,000
Less: Unamortized debt issuance costs				(34)	(77)
Net carrying amount of debt				$4,966	$4,923

The carrying amount of debt approximates fair value due to its variable interest rate.

In December 2021, the Company entered into a loan and security agreement (the Loan Agreement) for a non-revolving credit facility with borrowing capacity of up to $50.0 million. The Loan Agreement was amended in November 2022 (see Note 17). Pursuant to the original Loan Agreement, an initial $5.0 million (the Loan) was funded in December 2021, and an additional $45.0 million will be available in minimum draws of $5.0 million, at the Company’s option through the end of 2022. The Loan matures in December 2026, which may be extended by 12 months subject to certain clinical data milestones. The debt facility provides for at least 48-months of interest-only payments, which may be extended to 60 months if the final maturity date is extended. The floating interest rate of the Loan is tied to LIBOR. The Company is permitted to prepay the Loan, subject to certain conditions. Upon the maturity date or prepayment of the Loan, the Company is required to make a final payment equal to 5.0% (or 7.0% if the maturity date is extended) of the aggregate principal amount of the Loan. The Loan Agreement contains a subjective acceleration clause in the case of an event of default. If such a matter occurs and is continuing, the lender may legally demand the outstanding principal and interest immediately due and payable. There are no financial covenants associated with the credit facility and the Loan is secured by the Company’s assets.

Principal installments due on the note subsequent to September 30, 2022, are as follows (in thousands):

Remainder of 2022	$—
2023	—
2024	—
2025	—
2026	5,000
Total long-term debt	$5,000

9. COMMON STOCK

As of September 30, 2022, the Company’s amended and restated certificate of incorporation authorized the Company to issue 500,000,000 shares of Class A common stock and 14,600,000 shares of Class B common stock, each with a par value of $0.001 per share. Each share of Class A common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Class B common stock is non-voting. The holders of Class A common stock, voting exclusively and as a separate class, have the exclusive right to vote for the election of one director of the Company. Class A common stockholders and holders of Class B common stock are entitled to receive dividends, as may be declared by the board of directors. Through September 30, 2022, no cash dividends have been declared or paid.

In May 2022, 210,000 shares of Class B common stock were converted into 210,000 shares of Class A common stock. In September 2022, the remaining 99,238 shares of Class B common stock were converted into 99,238 shares of Class A common stock. The shares of Class B common stock that were converted into shares of Class A common stock have been retired and cancelled, and therefore will not be available for reissuance. As of September 30 2022, the Company had no shares of Class B common stock outstanding.

In June 2022, the Company filed a shelf registration statement on Form S-3 (File No. 333-265408) with the Securities and Exchange Commission, which permits the offering, issuance, and sale of up to a maximum aggregate offering price of $400.0 million of the Company’s common stock, preferred stock, debt securities and warrants. Up to a maximum of $150.0 million of the maximum aggregate offering price of $400.0 million may be issued and sold pursuant to an at-the-market financing facility under a sales agreement dated June 3, 2022, between the Company and Cowen and Company, LLC (Sales Agreement). As of September 30, 2022, all $150.0 million remains available for issuance and sale under the Sales Agreement.

In September 2022, the Company issued 283,034 shares of Class A common stock to Novartis Pharma AG pursuant to an amendment to a license agreement between the two parties (see Note 12).

10. STOCK COMPENSATION

In April 2021, the Company adopted the 2021 Employee Stock Purchase Plan (ESPP) and the 2021 Equity Incentive Plan (2021 EIP), each of which became effective in connection with the IPO. The Company has reserved 429,934 and 3,260,753 shares of Class A common stock for issuance under the ESPP and 2021 EIP, respectively.

The Company may not grant any additional awards under the 2017 Equity Incentive Plan (2017 EIP). The 2017 EIP will continue to govern outstanding equity awards granted thereunder. As of September 30, 2022, there were 1,162,962 shares available for issuance under the 2021 EIP.

2017 EIP and 2021 EIP

Stock option activity under the 2017 EIP and 2021 EIP was as follows:

	NUMBER OF OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE (000s)
Outstanding as of December 31, 2021	2,924,521	$5.62	9.11	$61,712
Granted	1,072,802	18.96
Exercised	(231,158)	4.18
Cancelled and forfeited	—	—
Outstanding as of September 30, 2022	3,766,165	9.51	8.69	44,608
Options exercisable as of September 30, 2022	1,103,154	6.51	8.42	16,341
Vested and expected to vest as of September 30, 2022	3,766,165	9.51	8.69	44,608

The aggregate intrinsic value of stock options exercised during the three and nine months ended September 30, 2022, was $3.1 million and $3.5 million, respectively. The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2022, was $15.46 and $13.70 per share.

ESPP

The ESPP enables eligible employees to purchase shares of the Company's Class A common stock at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first trading day or the last trading day of the offering period, whichever is lower. Eligible employees generally include all employees. Share purchases are funded through payroll deductions of at least 1% and up to 15% of an employee's eligible compensation for each payroll period. The number of shares reserved for issuance under the ESPP increase automatically on the first day of each fiscal year, beginning on January 1, 2022, by a number equal to the lesser of 440,502 shares, 1% of the total number of shares of the Company's capital stock (including all classes of the Company's common stock) outstanding on the last day of the calendar month prior to the date of the increase, or such lower number of shares (including no shares) approved by the Company's board of directors. As of September 30, 2022, 15,328 shares have been issued pursuant to the ESPP. The ESPP generally provides for six-month consecutive offering periods beginning on September 14, 2021. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation. As such, stock-based compensation expense has been recorded for the three and nine months ended September 30, 2022.

Stock-Based Compensation Expense

The following tables summarize the stock-based compensation expense for stock options, restricted stock awards, and restricted stock units granted to employees and nonemployees and for ESPP stock-based compensation that was recorded in the Company’s condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$1,255	$313	$3,226	$606
General and administrative	1,197	620	2,913	1,444
Total stock-based compensation expense	$2,452	$933	$6,139	$2,050

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Employees	$1,637	$776	$3,976	$1,878
Nonemployees	815	157	2,163	172
Total stock-based compensation expense	$2,452	$933	$6,139	$2,050

As of September 30, 2022, the Company had $19.2 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.6 years.

The fair value of stock options granted during the three and nine months ended September 30, 2022 and 2021 was estimated using the Black-Scholes option pricing model based on the following weighted-average assumptions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected term (in years)	6.1	6.1	5.5 – 6.1	5.5 – 6.1
Expected volatility	76.7% – 77.6%	75.4% – 75.8%	75.8% – 77.6%	75.4% – 76.6%
Risk-free rate	2.7% – 4.1%	0.9% – 1.0%	1.8% – 4.1%	0.6% – 1.1%
Dividend yield	—	—	—	—

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

For the nine months ended September 30, 2021, the Company recognized $0.2 million of stock-based compensation expense related to the restricted stock awards that vested during the period. No stock-based compensation expense related to restricted stock awards was recognized in 2022.

Restricted Stock Units

The Company grants restricted stock units (RSU) pursuant to the 2021 EIP and satisfies such grants through the issuance of the Company's Class A common stock. The following table shows RSU activity for the period ending September 30, 2022.

	NUMBER OF SHARES	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE PER SHARE
Unvested balance at December 31, 2021	77,719	$23.99
Granted	215,750	18.38
Vested	(58,289)	23.99
Cancelled and forfeited	—	—
Unvested balance at September 30, 2022	235,180	18.84

For the nine months ended September 30, 2022, the Company recognized $1.6 million of stock-based compensation for restricted stock units.

As of September 30, 2022, the Company had $4.2 million of unrecognized stock-based compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of approximately 1.87 years.

11. EMPLOYEE BENEFIT PLANS

The Company sponsors a qualified 401(k) defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. The Company contributed $63,000 to the plan for the three and nine months ended September 30, 2022. There were no employer contributions under this plan during 2021.

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

Subsequent to the effective date of the Ares Agreement, Ares is performing manufacturing technology and know-how transfer to the Company. The Company recorded related party expense of $0.5 million and $2.2 million to Ares for these services during the three and nine months ended September 30, 2022, respectively. These amounts are included in research and development expenses on the condensed statements of operations and comprehensive loss.

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

Amplyx Pharmaceuticals, Inc.

In December 2021, the Company entered into an asset purchase agreement (the Amplyx Agreement) with Amplyx Pharmaceuticals, Inc. (Amplyx), a wholly owned subsidiary of Pfizer Inc. Pursuant to the terms of the Amplyx Agreement, the Company paid $5.0 million to Amplyx to purchase assets relating to an anti-BKV monoclonal antibody referred to as MAU868 for the treatment of BKV infection pursuant to a License Agreement between Amplyx and Novartis International Pharmaceutical AG (Novartis). In addition, the Company recognized a $2.0 million contingent milestone obligation as an assumed liability related to the asset purchase.

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

In connection with the Amplyx asset purchase, Amplyx assigned the Exclusive License Agreement between Amplyx and Novartis (the Novartis License) and Manufacturing and Supply Agreements to the Company. Under the Novartis License, the Company has exclusive worldwide rights from Novartis to develop, manufacture and commercialize MAU868. The Company will be solely responsible for all research, development, regulatory, manufacturing and commercialization activities of MAU868.

Under the Amplyx Agreement, the Company is obligated to make future milestone payments to Amplyx and Novartis upon the achievement of specified development, regulatory and commercial milestones. In September 2022, the Company and Novartis entered into an amendment to the Novartis License to modify the terms of future milestone payments. Pursuant to this amendment, the Company issued 283,034 shares of Class A common stock to Novartis in exchange for a reduction of $7.0 million in contingent future development milestones, including the $2.0 million contingent milestone obligation accrued by the Company in December 2021. The value of the shares issued was $5.7 million based on the closing market value of the Company's Class A common stock as of the effective date of the amendment, and as a result of the amendment the Company recognized $3.7 million of research and development expense in the three and nine months ended September 30, 2022.

As of September 30, 2022, the Company is obligated to make future milestone payments of up to $7.0 million and $62.0 million to Amplyx and Novartis, respectively, contingent upon the achievement of specified development, regulatory and commercial milestones. In the event that MAU868 is commercialized, the Company will be obligated to pay royalties to Amplyx and Novartis based on net sales by country and by product.

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

In July 2022, the Company entered into an amendment to this lease to add approximately 5,000 square feet of office space in Brisbane, California, adjacent to its current offices. The term of the lease is 27 months beginning September 2022, and the base rent is approximately $0.3 million for the first 12 months with scheduled annual 3% increases. The lease includes renewal options for the Company.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Class A common stock options issued and outstanding	3,766,165	2,894,671	3,766,165	2,894,671
Unvested restricted stock awards	—	4,137	—	4,137
Unvested restricted stock units	235,180	—	235,180	—
Total	4,001,345	2,898,808	4,001,345	2,898,808

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

17. SUBSEQUENT EVENTS

In November 2022, the Company executed an amendment (the Amendment) to the Loan Agreement to, among other things, extend the availability of the incremental term loan capacity under the Loan Agreement through the end of December 2023. Concurrently, the Company borrowed an additional $20.0 million under the Loan Agreement. Except as set forth in the Amendment, the terms of the Loan Agreement remain substantially unchanged.

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

Overview

We are a late-stage biotechnology company focused on developing and commercializing transformative treatments for patients with serious immunological diseases. Our lead product candidate, atacicept, a self-administered fusion protein that blocks both B lymphocyte stimulator (BLyS) and a proliferation-inducing ligand (APRIL), is currently being evaluated for the treatment of immunoglobulin A nephropathy (IgAN) in the Phase 2b ORIGIN clinical trial, which has completed enrollment. We expect to announce topline results in the first quarter of 2023. If the data from this trial are supportive, we plan to initiate a pivotal Phase 3 clinical trial in 2023. Based on positive feedback from the U.S. Food and Drug Administration's (FDA) review of clinical results of a Phase 2 clinical trial of atacicept in high disease activity patients with systemic lupus erythematosus (SLE), we have initiated the Phase 3 COMPASS clinical trial of atacicept in lupus nephritis (LN), a severe manifestation of SLE. In December 2021, we obtained worldwide, exclusive development and commercial rights from Amplyx, a wholly owned subsidiary of Pfizer, to MAU868, a potentially first-in-class monoclonal antibody to treat BK virus (BKV) infections. We believe MAU868 is the only clinical-stage neutralizing monoclonal antibody that is directed against BKV, a polyoma virus that can have devastating consequences in certain settings such as kidney transplant and hematopoietic stem cell transplant. An interim analysis of Phase 2 data in BK viremia among kidney transplant recipients presented in June 2022 showed MAU868 to be well tolerated and demonstrated a clinically significant reduction of virologic activity. Based on additional feedback from the FDA, which we expect to obtain in early 2023, we are planning to initiate a Phase 2b or Phase 3 clinical trial in 2023. We believe that our current pipeline programs leverage the deep expertise of our team and have strong commercial synergies. We currently hold global rights to all of our pipeline programs.

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

To date, we have funded our operations primarily through proceeds from the sale of shares of our Class A common stock, redeemable convertible preferred stock, debt financing and convertible promissory notes. As of September 30, 2022, we had $114.4 million in cash, cash equivalents and marketable securities, compared to $79.7 million as of December 31, 2021. In May 2021, we completed our initial public offering (IPO) and issued 5,002,500 shares of Class A common stock for net proceeds of approximately $48.4 million, after deducting underwriting discounts and commissions, and offering related expenses. In February 2022, we completed a follow-on public offering and issued 5,742,026 shares of Class A common stock for net proceeds of approximately $80.0 million, after deducting underwriting discounts and commissions, and offering related expenses. We believe, based on our current operating plan, that our cash, cash equivalents and marketable securities as of September 30, 2022, will be sufficient to fund our operations for at least the next 12 months from the date of this Quarterly Report on Form 10-Q.

We have incurred significant operating losses since the commencement of our operations. Our net losses were $24.7 million and $7.6 million for the three months ended September 30, 2022 and 2021, respectively, and $56.6 million and $15.8 million for the nine months ended September 30, 2022 and 2021, respectively, and we expect to incur significant and increasing losses for the foreseeable future as we continue to advance our product candidates, atacicept and MAU868, to commercialization. Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our research and development activities. As of September 30, 2022, we had an accumulated deficit of $180.7 million, compared to $124.1 million as of December 31, 2021. Our primary use of cash is to fund operating expenses, which comprise research and development and general and administrative expenditures. Cash used to fund operating expenses depends on the timing of when we pay these expenses, as reflected in the changes in our working capital balances.

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

COVID-19 Pandemic and other Geopolitical and Macroeconomic Events

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

Although we did not experience significant financial effects to our business operations as a result of macroeconomic events, such as the COVID-19 pandemic or the ongoing Russia-Ukraine conflict, during the nine months ended September 30, 2022, there may be potential effects to our business in the future that are highly uncertain and difficult to predict, such as disruptions or restrictions in our supply chain, disruptions or restrictions to our employees' ability to travel, disruptions to or delays in ongoing clinical trials, third-party manufacturing, continued increases in inflation and interest rates, and changes our ability to raise capital and conduct business development activities. The effects of these macroeconomic events are highly uncertain, subject to change, and may present uncertain challenges for us.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the periods presented.

	Three Months Ended September 30,		CHANGE
(dollars in thousands)	2022	2021	AMOUNT	%
Operating expenses:
Research and development	$19,656	$3,564	$16,092	452%
General and administrative	5,588	3,688	1,900	52%
Total operating expenses	25,244	7,252	17,992	248%
Loss from operations	(25,244)	(7,252)	(17,992)	248%
Other income (expense):
Interest income	567	5	562	*
Interest expense	(147)	—	(147)	*
Other income	347	—	347	*
Change in fair value of non-marketable equity securities	(202)	(364)	162	*
Total other income (expense)	565	(359)	924	*
Net loss	$(24,679)	$(7,611)	$(17,068)	224%

* Not meaningful

Research and Development Expenses

Research and development expenses represent a substantial portion of our operating expenses. Our research and development expenses consist primarily of direct and indirect expenses incurred in connection with the research and development of our product candidates. Direct expenses include costs incurred under agreements with third parties, including contract research and manufacturing organizations and consultants directly related to our research and development of product candidates, laboratory supplies and costs of lab studies, and license and milestone fees incurred as a result of our contractual obligations for our development candidates. Indirect expenses include employee compensation and other personnel-related expenses, including stock-based compensation, facilities and depreciation related to buildings and equipment used for research and development personnel and activities and other expenses. From October 2020 until December 2021, we have been engaged in the development of atacicept as our sole product candidate. In December 2021, we entered into the Amplyx Agreement and acquired our second product candidate, MAU868.

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

The following table summarizes our research and development expenses incurred during the respective periods.

	Three Months Ended September 30,		CHANGE
(dollars in thousands)	2022	2021	AMOUNT	%
Direct research and development expenses
Clinical trial expenses	$4,658	$1,371	$3,287	240%
Contract drug manufacturing	5,812	564	5,248	930%
License and milestone obligations	3,661	—	3,661	*
Consulting and professional services	2,081	455	1,626	357%
Indirect research and development expenses
Compensation and related benefits	3,174	1,159	2,015	174%
Facilities and other	270	15	255	*
Research and development expenses	$19,656	$3,564	$16,092	452%

* Not meaningful

Research and development expenses increased by $16.1 million, or 452%, to $19.7 million in the three months ended September 30, 2022, from $3.6 million in the three months ended September 30, 2021. The increase was primarily due to progressing clinical development of atacicept in IgAN and LN, including expenses incurred in manufacturing clinical supply for current and future clinical trials, and development milestone expenses incurred for MAU868. Clinical trial expenses increased by $3.3 million due to patient screening and enrollment and clinical site activity in ORIGIN and startup activity for the COMPASS trial. Contract drug manufacturing increased by $5.2 million primarily due to expenses incurred to enable contract drug manufacturers to produce atacicept drug substance and drug product for clinical trials and potential commercialization. License and milestone expense of $3.7 million was incurred during the three months ended September 30, 2022 as a result of an amendment to the Exclusive License Agreement between Amplyx Pharmaceuticals Inc. and Novartis International Pharmaceutical AG that was assigned to us in December 2021 in connection with our purchase of MAU868 and certain related assets from Amplyx. Compensation and related benefits for research and development increased by $2.0 million due to increased headcount to support clinical development of atacicept and MAU868 during the current period.

We expect our research and development expenses to increase in future periods as we initiate additional clinical sites and enroll patients in the Phase 3 COMPASS clinical trial, initiate a Phase 3 clinical trial of atacicept in IgAN, and plan and initiate a Phase 2b or Phase 3 clinical trial of MAU868.

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

	Three Months Ended September 30,		CHANGE
(dollars in thousands)	2022	2021	AMOUNT	%
General and administrative	$5,588	$3,688	$1,900	52%

General and administrative expenses increased by $1.9 million, or 52%, to $5.6 million in the three months ended September 30, 2022, from $3.7 million in the three months ended September 30, 2021, due primarily to increases of $0.9 million of payroll and related expenses including stock-based compensation, $0.4 million of rent expense recorded in the 2022 period due to separate presentation of sublease income in the statement of operations and comprehensive loss associated with the adoption of new accounting guidance for leases, and an increase of $0.4 million in legal expenses for corporate and intellectual property matters.

Total Other Income (Expense)

	Three Months Ended September 30,		CHANGE
(dollars in thousands)	2022	2021	AMOUNT	%
Total other income (expense)	$565	$(359)	924	(257)%

Total other income increased by $0.9 million to $0.6 million of other income in the three months ended September 30, 2022, from other expense of $0.4 million in the three months ended September 30, 2021, due to an increase of $0.6 million in interest income from greater balances of funds available for investment and higher yields on marketable securities held in the current period and other income of $0.3 million from sublease income recognized due to the adoption of new accounting guidance for leases.

Liquidity and Capital Resources

To date, we have funded our operations primarily through proceeds from the sale of shares of our Class A common stock, redeemable convertible preferred stock, debt financing and convertible notes. From our inception through September 30, 2022, we have raised aggregate net cash proceeds of $275.0 million from the issuance and sale of redeemable convertible preferred stock, convertible notes, and Class A common stock, and proceeds from our Loan Agreement with Oxford Finance LLC (Oxford). Since the date of our incorporation, we have not generated any revenue from product sales and have incurred substantial operating losses and negative cash flows from operations.

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

In December 2021, we entered into the Amplyx Agreement, pursuant to which we paid $5.0 million to Amplyx to purchase assets relating to MAU868. In September 2022, we entered into an amendment to the Novartis License to modify the terms of potential development milestone payments. Pursuant to this amendment, we issued 283,034 shares of Class A common stock to Novartis in exchange for a reduction of $7.0 million in contingent future development milestone, including the $2.0 million contingent milestone obligation we accrued in December 2021. The value of the shares issued was $5.7 million based on the closing market value of our Class A common stock as of the effective date of the amendment, and as a result of the amendment we recognized $3.7 million of research and development expense in the three and nine months ended September 30, 2022.

In December 2021, we entered into the Loan Agreement with Oxford, which was amended in November 2022, pursuant to which we may borrow up to an aggregate maximum principal amount of $50.0 million, of which $5.0 million was funded on December 17, 2021, and $20.0 million was funded on November 4, 2022, and the balance of which is available to be drawn between January 3, 2022, and December 29, 2023. See “—Loan and security agreement” below.

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

In June 2022, we filed a shelf registration statement on Form S-3 (the Shelf Registration) with the Securities and Exchange Commission (the SEC), which permits the offering, issuance, and sale of up to a maximum aggregate offering price of $400.0 million of our common stock, preferred stock, debt securities and warrants. In connection with the filing of the Shelf Registration, we entered into a sales agreement with Cowen and Company, LLC (Cowen) as sales agent, pursuant to which we may issue and sell shares of our Class A common stock for an aggregate maximum offering price of $150.0 million of the maximum aggregate offering price of $400.0 million under an at-the-market offering program (the 2022 ATM). We agreed to pay Cowen up to 3% of gross proceeds for the Class A common stock sold through the 2022 ATM. As of September 30, 2022, no shares of Class A common stock have been issued or sold under the 2022 ATM.

As of September 30, 2022, we had $114.4 million of cash, cash equivalents and marketable securities, compared to $79.7 million as of December 31, 2021. We believe, based on our current operating plan, that our cash, cash equivalents and marketable securities as of September 30, 2022, will be sufficient to fund our operations for at least the next 12 months from the date of this Quarterly Report on Form 10-Q.

Cash Flows

The following table summarizes our cash flows for the periods indicated.

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021
Net cash used in operating activities	$(46,434)	$(17,270)
Net cash (used in) provided by investing activities	(83,989)	796
Net cash provided by financing activities	81,224	48,961
Net (decrease) increase in cash, cash equivalents and restricted cash	$(49,199)	$32,487

Operating Activities

In the nine months ended September 30, 2022, we used $46.4 million of cash in operating activities, attributable to a net loss of $56.6 million and a $7.7 million decrease in prepaid expenses and other current assets, partially offset by $6.1 million of non-cash stock-based compensation expense, a $5.6 million increase in accounts payable, $3.7 million of non-cash license and milestone expenses and a $2.3 million increase in accrued and other current liabilities.

In the nine months ended September 30, 2021, we used $17.3 million of cash in operating activities, attributable to a net loss of $15.8 million, a $2.7 million non-cash gain on sale of assets to NeuBase, and a $3.0 million increase in prepaid expenses and other current assets, partially offset by a $2.2 million increase in accrued and other current liabilities, and $2.0 million of non-cash stock-based compensation expense.

Investing Activities

In the nine months ended September 30, 2022, our investing activities used $84.0 million of cash primarily resulting from the purchase of short-term marketable securities.

In the nine months ended September 30, 2021, our investing activities provided $0.8 million of cash resulting from the sale of assets to NeuBase.

Financing Activities

In the nine months ended September 30, 2022, our financing activities provided $81.2 million of cash resulting from $86.1 million proceeds from our follow-on offering, partially offset by the payment of $6.2 million of related offering costs during the period, and from $1.3 million of proceeds from exercises of stock options and issuances and sales of Class A common stock under our employee stock purchase plan.

In the nine months ended September 30, 2021, our financing activities provided $49.0 million of cash resulting from $51.2 million proceeds from our IPO, net of underwriting discounts and commissions, partially offset by the payment of $2.8 million of related offering costs during the period.

Contractual Obligations

During the nine months ended September 30, 2022, there were no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

Loan and security agreement

On December 17, 2021, we entered into a loan and security agreement, as amended on November 4, 2022 (the Loan Agreement) with Oxford, a Delaware limited liability company, as lender (Lender) and collateral agent. The Loan Agreement provides for a term loan (the Loan) in an aggregate maximum principal amount of $50.0 million, of which $5.0 million was funded on December 17, 2021, $20.0 million was funded on November 4, 2022, and the balance of which is available to be drawn between January 3, 2022 and December 29, 2023. The Loan is available in minimum draws of $5.0 million, entirely at our option and not contingent upon the completion of clinical, regulatory, financial or other related milestones.

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

Initially, through December 30, 2021, the Loan incurred interest at a per annum rate of 8.254%. Thereafter, the Loan bears interest at a floating per annum rate (based on the actual number of days elapsed divided by a year of 360 days) equal to the greater of (i) 8.25% and (ii) the sum of (a) 1-Month CME Term SOFR as reported by CME Group Benchmark Administration Limited on the last business day of the month that immediately precedes the month in which the interest will accrue, and (b) 8.25%.

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

We will remain an emerging growth company under the JOBS Act until the earliest of (i) the last day of our first fiscal year in which we have total annual gross revenue of $1.235 billion or more, (ii) the date on which we have issued more than $1.0 billion of non-convertible debt instruments during the previous three fiscal years, (iii) the date on which we are deemed a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding equity securities held by non-affiliates, or (iv) December 31, 2026.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use of Estimates” in our Annual Report and the notes to our unaudited condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2022, there were no material changes to our critical accounting policies from those discussed in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash and cash equivalents as of September 30, 2022, consisted of readily available checking and money market funds. Our marketable securities as of September 30, 2022, consisted of short-term marketable debt securities issued by the U.S. Treasury. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. We do not believe that our cash, cash equivalents or marketable securities have significant risk of default or illiquidity. While we believe our cash, cash equivalents and marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one financial institution that is in excess of federally insured limits.

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

Based upon such evaluation, our CEO and CFO concluded that, as of September 30, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We identified no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Risks related to our financial position and need for additional capital

We have not completed any clinical trials for our lead product candidate, atacicept, and have no products approved for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.*

We are a late-stage biotechnology company and we have no products approved for commercial sale, have not generated any revenue from product sales and have incurred losses since inception. To date, we have devoted substantially all of our resources and efforts to organizing and staffing our company, business planning, executing partnerships, raising capital, acquiring, developing and securing our technology and product candidates, conducting the Phase 2b clinical trial of atacicept in patients with IgAN and the Phase 3 clinical trial of atacicept in patients with LN, supporting clinical development of MAU868 and manufacturing atacicept and MAU868 clinical drug supply. We have not yet demonstrated our ability to successfully complete any clinical trials with respect to our product candidates, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult to accurately predict our future success or viability than it could be if we had a longer operating history.

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

As of September 30, 2022, we had $114.4 million in cash, cash equivalents and marketable securities. In December 2021, we entered into the Loan Agreement with Oxford, as amended in November 2022, providing us with up to $25.0 million of borrowing capacity after $5.0 million was funded at closing of the Loan Agreement in December 2021, and $20.0 million was funded in November 2022. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months. Our estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic nature of our business, the ongoing COVID-19 pandemic and the macro-economic and geopolitical environment generally. We anticipate that our expenses will increase substantially if, and as, we:

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

Advancing the development of atacicept, MAU868 and any future product candidates we may develop will require a significant amount of capital. Our working capital and available credit will not be sufficient to fund all of the activities that are necessary to complete the development of our product candidates through approval and commercial launch.

We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. Adequate additional financing may not be available to us on acceptable terms, or at all. Adverse geopolitical and macroeconomic developments, such as the COVID-19 pandemic, actions taken to slow its spread, the ongoing military conflict between Russia and Ukraine and related sanctions, actual and anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation, could affect our ability to access capital as and when needed. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our research-stage programs, clinical trials or future commercialization efforts.

We have incurred net losses since inception, and we expect to continue to incur net losses for the foreseeable future. In addition, we may be unable to continue as a going concern over the long-term.*

We have incurred net losses in each reporting period since the commencement of our operations and have not generated any revenue from product sales to date. We had net losses of $24.7 million and $7.6 million for the three months ended September 30, 2022 and 2021, respectively, and $56.6 million and $15.8 million for nine months ended September 30, 2022 and 2021, respectively. We had an accumulated deficit of $180.7 million as of September 30, 2022, compared to $124.1 million as of December 31, 2021. Our losses have resulted principally from expenses incurred in research and development and from management and administrative costs and other expenses that we have incurred while building our business infrastructure, a significant portion of which were incurred resulting from our efforts to develop gamma-PNA chemistry and triplex gene editing for therapeutic use, which we discontinued in September 2020. Our product candidates are in clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing our product candidates in one of our lead indications, we expect that we will continue to incur substantial research and development and other expenses as we continue the clinical development programs for our product candidates in other indications.

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

In addition, our condensed financial statements for the three and nine months ended September 30, 2022 included elsewhere in this Quarterly Report on Form 10-Q have been prepared assuming we will continue as a going concern. However, we have incurred losses and negative cash flows from operations. As a development stage company, we expect to incur significant and increasing losses until regulatory approval is granted for our product candidates. Regulatory approval is not guaranteed and may never be obtained. As a result, these conditions raise substantial doubt about our ability to continue as a going concern over the long-term.

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

In December 2021, we entered into the Loan Agreement with Oxford, as amended in November 2022. The Loan Agreement provides us with up to $25.0 million of borrowing capacity after $5.0 million was funded at closing of the Loan Agreement in December 2021 and $20.0 million was funded in November 2022. Our overall leverage and certain obligations and affirmative and negative covenants contained in the related documentation could adversely affect our financial health and business and future operations by limiting our ability to, among other things, satisfy our obligations under the Loan Agreement, refinance our debt on terms acceptable to us or at all, plan for and adjust to changing business, industry and market conditions, use our available cash flow to fund future acquisitions and make dividend payments, and obtain additional financing for working capital, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity.

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

Our future success is heavily dependent on our ability to timely complete clinical trials, obtain marketing approval for and successfully commercialize our product candidates. We expect that a substantial portion of our efforts and expenses over the next several years will be devoted to the development of atacicept in our ongoing clinical trials of atacicept in patients with IgAN and LN, as well as our efforts to evaluate MAU868 in kidney transplant recipients. We are investing significant efforts and financial resources in the research and development of our product candidates, which will require additional clinical development, evaluation of clinical, nonclinical and manufacturing activities, marketing approval from government regulators, and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote our product candidates before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals. Should our planned clinical development of atacicept in patients with IgAN and LN, or MAU868 in kidney transplant recipients, fail to be completed in a timely manner or at all, we will need to rely on clinical development of atacicept or MAU868 in additional indications, which will require more time and resources to obtain regulatory approval and proceed with commercialization, and may ultimately be unsuccessful. We cannot assure you that our planned clinical development programs for our product candidates will be completed in a timely manner, or at all, or that we will be able to obtain approval for atacicept or MAU868 from the FDA or comparable foreign regulatory authorities. If we are unable to complete development of, obtain regulatory approval for and commercialize our product candidates in one or more indications and in a timely manner, our business, financial condition, results of operations and prospects will be significantly harmed.

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

The biotechnology industry is intensely competitive and subject to rapid and significant technological change. Our competitors include multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. The current standard-of-care for IgAN consists of treatment with RAAS inhibitors (ACE inhibitors or ARBs), to control blood pressure, or steroids with or without other immunosuppressive agents to non-specifically reduce inflammation. Among emerging novel therapies, we consider our most direct competitors with respect to atacicept in IgAN to be the recently approved reformulated steroid from Calliditas Therapeutics AB, and programs in Phase 3 clinical development: Novartis Pharmaceuticals Corporation, Omeros Corporation, Travere Therapeutics, Inc., and Chinook Therapeutics Inc., and the following companies with programs in Phase 2 of clinical development: Chinook Therapeutics Inc., Alnylam Pharmaceuticals Inc., Apellis Pharmaceuticals, Inc., Reata Pharmaceuticals, Inc., RemeGen Co., Ltd., Visterra, Inc., Ionis Pharmaceuticals, Inc., Alexion Pharmaceuticals Inc. (Alexion), and DiaMedica Therapeutics, Inc. There is also a potential that SGLT2 inhibitors, including AstraZeneca plc’s (AstraZeneca) Farxiga, which has completed Phase 3 clinical development, and C.H. Boehringer Sohn AG & Ko. KG’s (Boehringer) Jardiance, which is undergoing Phase 3 clinical development, will be approved broadly for chronic kidney disease and used in IgAN.

In LN, prior to December 2020, there had been no approved therapies, and the standard-of-care has consisted of a number of non-specific therapies, including MMF, steroids, cyclophosphamide, rituximab, calcineurin inhibitors, azathioprine, and hydroxychloroquine, dependent on class of disease and whether a patient was cycling through the induction or maintenance phase of therapy. We expect that these paradigms will evolve with the recent FDA approvals of GlaxoSmithKline plc’s Benlysta (belimumab) and Aurinia Pharmaceuticals Inc.’s Lupkynis (voclosporin), both of which we consider to be direct competitors. Our competitors include: Roche Holding AG, Novartis Pharmaceuticals Corporation and RemeGen Co., Ltd., each of which have programs in Phase 3 clinical development; and BeiGene Ltd., Janssen Pharmaceuticals, Inc., AstraZeneca, Alexion, Omeros Corporation, Kezar Life Science Inc., Bristol Myers Squibb, Boehringer, and Novartis Pharmaceuticals Corporation, each of which have programs in Phase 2 clinical development.

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the Affordable Care Act. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Moreover, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is also unclear how any additional healthcare reform measures of the Biden administration will affect the Affordable Care Act and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the Bipartisan Budget Act of 2018 and the Infrastructure Investments and Jobs Act, will remain in effect until 2031, unless additional congressional action is taken. COVID-19 pandemic relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations. In addition, Congress is considering additional health reform measures.

Moreover, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report within ninety (90) days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement-constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Risks related to employee matters, managing our growth and other risks related to our business

The outbreak of the novel coronavirus disease, COVID-19, could adversely impact our business, including our clinical trials.*

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

Four vaccines for COVID-19 have been granted Emergency Use Authorization by the FDA as of November 2022, and more, including boosters, may be authorized in the coming months. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials.

It is uncertain when we will be able to resume pre-pandemic work routines. Imposition of government orders, including quarantine and shelter-in-place orders related to COVID-19 or other infectious diseases, is expected to continue to impact personnel at our and our third-party manufacturing facilities for the foreseeable future. The ongoing COVID-19 pandemic continues to evolve. The extent to which the COVID-19 pandemic continues to impact our business, clinical development, including our ongoing and planned preclinical studies and clinical trials, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease, including the effectiveness and timing of vaccination programs in the United States and worldwide. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy as a whole. However, these effects could have negative impacts on our business, financial condition and results of operations.

In addition, to the extent the evolving COVID-19 pandemic continues to adversely affect our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.

Unfavorable global geopolitical and macroeconomic conditions could adversely affect our business, financial condition and results of operations.

Our results of operations could be adversely affected by general conditions in the global economy, the global financial markets, and adverse geopolitical and macroeconomic developments. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including component shortages and related supply chain challenges, geopolitical developments such as the ongoing COVID-19 pandemic and the conflict between Ukraine and Russia and related sanctions, and increasing inflation rates and the responses by central banking authorities to control such inflation, among others. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our manufacturers and our suppliers operate.

A severe or prolonged global economic downturn could result in a variety of risks to our business. For example, inflation rates, particularly in the United States, have increased recently to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Additionally, financial markets around the world experienced volatility following the recent invasion of Ukraine by Russia. In response to the invasion, the United States, United Kingdom and EU, along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia and related sanctions, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability, supply chain continuity and reduced access to liquidity in both Europe and globally, and has introduced significant uncertainty into global markets. As a result, our business and results of operations may be adversely affected by the ongoing conflict between Ukraine and Russia and related sanctions, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict.

Our success is highly dependent on our ability to attract and retain highly skilled executive officers and employees and key consultants.

To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. We are highly dependent on the management, research and development, clinical, financial and business development expertise of our executive officers, as well as the other members of our scientific and clinical teams, including certain key consultants. The competition for experienced personnel has become exacerbated by the increase in employee resignations currently taking place throughout the United States as a result of the COVID-19 pandemic and other macroeconomic factors, which is commonly referred to as the “great resignation.” We may also experience employee turnover as a result of the ongoing “great resignation.”

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

In order to successfully implement our plans and strategies, we will need to grow the size of our organization, and we may experience difficulties in managing this growth.*

As of September 30, 2022, we had 41 full-time employees, including 29 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we continue to operate as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts and Jobs Act of 2017 (Tax Act) enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) signed into law on March 27, 2020, modified certain provisions of the Tax Act. More recently, the Inflation Reduction Act of 2022 was enacted which includes provisions that will affect the U.S. federal income taxation of corporations, including imposing a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. In addition, it is uncertain if and to what extent various states will conform to the Tax Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense. Among the changes made by the Tax Act was a reduction of the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”. We continue to examine the impact this tax reform legislation may have on our business. We urge investors to consult with their legal and tax advisers regarding the implications of the Tax Act and other past and potential future changes in U.S. tax laws on an investment in our Class A common stock.

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

Under the Amplyx Agreement, we made an upfront initial payment of $5.0 million. We are also obligated to make certain milestone payments to Amplyx in an aggregate amount of up to $7.0 million based on the achievement of certain regulatory milestones. Further, we are required to pay Amplyx low single digit percentage royalties on net sales of MAU868 on a country-by-country and product-by-product basis. In addition, pursuant to the Novartis Agreement, we are obligated to make certain milestone payments to Novartis in an aggregate amount of up to $62.0 million based on the achievement of certain regulatory and sales milestones. Further, we are required to pay Novartis mid-to high-single digit percentage royalties based on net sales of MAU868 on a country-by-country and product-by-product basis. If milestone or other non-royalty obligations become due, we may not have sufficient funds available to meet our obligations, which will adversely affect our business operations and financial condition.

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

The price of our Class A common stock may be volatile, and you could lose all or part of your investment.*

The trading price of our Class A common stock has been, and is likely to be, highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. For example, the closing price of our Class A common stock since its trading began on May 14, 2021, to November 8, 2022, has ranged from a low of $11.30 to a high of $37.11. The stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

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
•
sales of our securities by us, our insiders or our other stockholders; and
•
general geopolitical, macroeconomic, industry and market conditions, including the COVID-19 pandemic, the conflict between Ukraine and Russia and related sanctions, economic slowdowns, recessions, inflation, rising interest rates and tightening of credit markets.

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

As of September 30, 2022, there were 27,607,449 shares of Class A common stock outstanding and held of record by 28 stockholders. The number of record holders of our Class A common stock does not include DTC participants or beneficial owners holding shares through nominee names.

Further, certain holders of our Class A common stock have rights, subject to certain conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or our other stockholders. We have also registered all shares of Class A common stock that we may issue under our equity compensation plans. Such shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

We will remain an emerging growth company until the earliest to occur of: (1) the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; (2) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) December 31, 2026.

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

We have never declared or paid any cash dividends on our equity securities. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, the terms of the Loan Agreement restrict our ability to declare and pay dividends without the prior written consent of Oxford. Any return to stockholders will therefore be limited to any appreciation in the value of our Class A common stock, which is not certain.

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

The terms of the Loan Agreement restrict our ability to declare and pay dividends without the prior written consent of Oxford.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

First Amendment to Loan and Security Agreement

On November 4, 2022, we entered into a First Amendment to Loan and Security Agreement (the Amendment) with Oxford Finance LLC, a Delaware limited liability company, as lender (the Lender) and collateral agent. The Amendment amends the Loan Agreement to, among other things, extend the availability of the incremental term loan capacity under the Loan Agreement through December 29, 2023, and replace the LIBOR reference rate with a SOFR reference rate. In addition, pursuant to the Amendment, a $20.0 million term loan was funded on November 4, 2022. The remaining unfunded term loan commitments are available to be drawn in minimum draws of $5.0 million, entirely at our option and not contingent upon the completion of clinical, regulatory, financial or other related milestones.

Pursuant to the Amendment, each Term Loan (as defined in the Loan Agreement) will bear interest at a floating per annum rate (based on the actual number of days elapsed divided by a year of 360 days) equal to the greater of (i) 8.25% and (ii) the sum of (a) the 1-month CME Term SOFR (as defined in the Amendment) on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) 8.25%.

Except as noted above, the material terms of the Loan Agreement remain substantially unchanged. The foregoing description of the Amendment is not intended to be complete and is qualified in its entirety by reference to the Amendment attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

This disclosure is provided in this Part II, Item 5 in lieu of disclosure under Items 1.01 and 2.03 of Form 8-K.

Item 6. Exhibits

Exhibit Number	Description

2.1^

Asset Purchase Agreement, by and between the Registrant and Amplyx Pharmaceuticals, Inc., dated December 16, 2021 (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-262569), filed with the SEC on February 7, 2022).

3.1

Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40407), filed with the SEC on May 18, 2021).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40407), filed with the SEC on May 18, 2021).

4.1

Form of Class- A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-255492), filed with the SEC on May 10, 2021).

4.2

Second Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders, dated October 29, 2020 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-255492), filed with the SEC on April 23, 2021).

10.1^

Amendment to License Agreement, by and between the Registrant and Novartis Pharma AG, dated September 9, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-40407), filed with the SEC on September 9, 2022).

10.2*¥	First Amendment to Loan and Security Agreement, by and between the Registrant and Oxford Finance, LLC, dated November 4, 2022.

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

¥ Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

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

Vera Therapeutics, Inc.

Date: November 9, 2022	By:	/s/ Marshall Fordyce
Marshall Fordyce, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2022	By:	/s/ Sean Grant
Sean Grant
Chief Financial Officer (Principal Financial Officer)