Form 10-K
period 2022-12-31
Vera Therapeutics, Inc.
filed 2023-03-28
CIK 1831828

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s Class A common stock held by non-affiliates of the Registrant as of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $163.2 million based on the closing price of the Registrant’s Class A common stock on the Nasdaq Global Select Market of $13.61 per share.

As of March 23, 2023, the registrant had 44,261,109 shares of Class A common stock, $0.001 par value per share, and no shares of Class B common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders, which the Registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
the scope, progress, results and costs of developing our product candidates and conducting nonclinical studies and clinical trials;
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
•
the impact of unfavorable geopolitical and macroeconomic conditions on our business and operations;
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
•
Unfavorable geopolitical and global economic conditions could adversely affect our business, financial condition and results of operations.
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
•
We rely, and expect to continue to rely, on third parties, including independent clinical investigators and contract research organizations (CROs), to conduct certain aspects of our nonclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize atacicept, MAU868 or future product candidates we may develop and our business, financial condition, results of operations and prospects could be significantly harmed.
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

v

PART I

Item 1. Business.

Overview

We are a late clinical-stage biotechnology company focused on developing and commercializing transformative treatments for patients with serious immunological diseases. Our lead product candidate, atacicept, is a self-administered fusion protein that blocks both B lymphocyte stimulator (BLyS) and a proliferation-inducing ligand (APRIL) with best-in-class potential for the treatment of IgA nephropathy (IgAN). The Phase 2b ORIGIN clinical trial evaluating the safety and efficacy of atacicept in patients with IgAN completed enrollment in mid-2022 and reported positive 24-week topline results in January 2023. Atacicept met its primary endpoint at 24 weeks, achieved statistical significance in the 150 mg dose group, and showed a trend towards deeper reductions in proteinuria with available data at 36 weeks, for which full results will read out in the second quarter of 2023. Additionally, atacicept’s safety profile was comparable to placebo. The trial will remain blinded through 36 weeks, after which all patients will roll onto the open label portion of the study and receive atacicept 150 mg through 96 weeks. We plan to advance atacicept 150 mg in a pivotal Phase 3 clinical trial in IgAN in the second quarter of 2023. We also are planning a Phase 3 clinical trial of atacicept in lupus nephritis (LN), a severe renal manifestation of systemic lupus erythematosus (SLE), based on feedback from the FDA’s review of clinical results in a Phase 2 clinical trial of atacicept in SLE patients with high disease activity (HDA). In December 2021, we obtained worldwide, exclusive development and commercial rights to MAU868, a potentially first-in-class monoclonal antibody to treat reactivated BK virus (BKV) infections. MAU868 is a clinical-stage neutralizing monoclonal antibody that is directed against BKV, a polyoma virus that can have devastating consequences in certain settings such as kidney transplant and hematopoietic stem cell transplant (HSCT). In final results from the Phase 2 clinical trial of MAU868 versus placebo in BK viremia among kidney transplant recipients, MAU868 was shown to be well tolerated and demonstrated a clinically meaningful BKV antiviral activity through 36 weeks. We believe that our current pipeline programs leverage the deep expertise of our team and have strong commercial synergies. We hold global developmental and commercial rights to all of our pipeline molecules.

In January 2023, we announced our plan to prioritize and focus our current resources on the advancement of atacicept in IgAN into a pivotal Phase 3 trial. As a result, we are delaying enrollment in the pivotal Phase 3 trial for LN and commitment of resources to the MAU868 program.

Atacicept in IgAN

IgAN is a serious and progressive autoimmune disease of the kidney that is driven by the production of immunogenic galactose-deficient IgA1 (Gd-IgA1), which is associated with increased risk of kidney-related morbidity and mortality. We estimate there are approximately 126,000 biopsy-confirmed IgAN patients in the United States, 136,000 in the European Union, and 130,000 in Japan. Up to 50% of patients diagnosed with IgAN develop end-stage renal disease (ESRD) within 20 years from initial diagnosis, requiring dialysis or kidney transplant. ESRD causes considerable morbidity and impact on patients’ lives and represents a significant health economic burden, which was estimated to be $49.2 billion in the United States in 2018. Despite this high level of morbidity, only two treatments have been approved for this indication: TARPEYO™ (developed by Calliditas Therapeutics AB under the name Nefecon), a recently approved reformulated steroid, and FILSPARI™ (developed by Travere Therapeutics under the name sparsentan), a recently approved dual endothelin angiotensin receptor antagonist. The current standard of care continues to consist of off-label use of renin-angiotensin-aldosterone system (RAAS) inhibitors, including angiotensin-converting enzyme (ACE) inhibitors and angiotensin II receptor blockers (ARBs), and potentially steroids. We estimate the U.S. market opportunity for novel therapeutics in IgAN is approximately $4.0 billion to $8.0 billion annually, based on the disease prevalence and the segment of IgAN patients at high risk of progressing to ESRD. In Europe and Japan, we estimate the annual market opportunity for novel IgAN therapeutics to be $1.0 billion and $600 million, respectively.

Atacicept is a fusion protein self-administered as a subcutaneous injection once weekly that blocks both BLyS and APRIL, which stimulate B cells and plasma cells to produce autoantibodies contributing to certain autoimmune diseases. We believe that atacicept’s mechanism has the potential to drive clinical success by measures designed to assess efficacy in IgAN and other immunologic diseases. BLyS inhibition has been clinically and commercially validated through the approval of Benlysta (belimumab) in both SLE and LN. Preclinical and clinical evidence support that atacicept’s mechanism of dual inhibition of BLyS and APRIL may provide improved clinical outcomes, measured by endpoints designed to assess efficacy, compared to inhibiting either signal alone. Atacicept has the potential to be the first disease-modifying therapy for IgAN due to its ability to act on core pathophysiology processes. As reported in a Phase 2a clinical trial of 16 patients conducted by Merck KGaA, Darmstadt, Germany, atacicept is the first and only molecule in development to demonstrate a 60% reduction in serum Gd-IgA1, which is central to the pathogenesis of IgAN, in a randomized controlled study in IgAN patients.

We have worldwide, exclusive rights to atacicept from Ares, an affiliate of Merck KGaA, Darmstadt, Germany, pursuant to the Ares Agreement, which advanced atacicept in randomized, double-blind, placebo-controlled clinical trials for several autoimmune diseases in over 1,500 patients, in which it was well tolerated. In IgAN, Merck KGaA, Darmstadt, Germany, conducted a randomized, double-blind, placebo-controlled Phase 2a trial known as JANUS. Results from the JANUS trial showed a dose-dependent effect of atacicept 25 mg and 75 mg weekly on serum Gd-IgA1, proteinuria, and key biomarkers, including serum Ig levels. As reported at the American Society of Nephrology (ASN) conference in 2022, atacicept is also the first known therapeutic in IgAN to show reduction in all first three hits of disease pathogenesis—serum Gd-IgA1, anti-Gd-IgA1, and immune complex levels.

We are conducting a multinational, randomized, double-blind, placebo-controlled Phase 2b clinical trial in IgAN, which we refer to as ORIGIN. The ORIGIN trial is evaluating three subcutaneous weekly doses of atacicept (25 mg, 75 mg and 150 mg) and their impact on the reduction of proteinuria as the primary endpoint. A significant reduction in proteinuria, as measured by urine protein: creatinine ratio (UPCR) in a 24-hour urine collection, is associated with improved renal outcomes in patients with IgAN. UPCR is a surrogate endpoint endorsed by the FDA for primary glomerular diseases associated with significant proteinuria, including IgAN. The ORIGIN trial is powered to demonstrate a statistically significant difference between atacicept and placebo in decrease of proteinuria. Given the FDA’s recent approval of TARPEYO, we believe this validates the use of proteinuria as a surrogate for accelerated approval. Secondary endpoints include the difference in kidney function between treated and placebo patients as measured by estimated glomerular filtration rate (eGFR) and reduction in Gd-IgA1. We completed enrollment of the Phase 2b ORIGIN trial in mid-2022, enrolling a total of 116 patients at multiple global sites. In January 2023, we announced that atacicept met the primary endpoint: the pooled 75 mg and 150 mg arms achieved a statistically significant reduction in proteinuria versus placebo at 24 weeks. In a prespecified per-protocol (PP) analysis, a blinded third-party CRO identified patients with protocol deviations that potentially confounded proteinuria measure. In the PP population excluding these patients, atacicept 150 mg achieved a 41% mean reduction in proteinuria versus baseline, resulting in a statistically significant 34% placebo-adjusted reduction. Available data show a trend towards deeper reductions in proteinuria at 36 weeks for patients on atacicept, for which full results will read out in the second quarter of 2023. Atacicept was well tolerated, and its safety profile in IgAN patients was also comparable to placebo. The ORIGIN trial will remain blinded through 36 weeks, after which all patients will roll onto the open label portion of the trial and receive atacicept 150 mg through 96 weeks, allowing for the evaluation of long-term safety and durability of response of atacicept in IgAN.

We plan to advance atacicept into a pivotal Phase 3 trial in the second quarter of 2023, using the same formulation of the 150 mg dose. Phase 2b learnings will inform the Phase 3 study design and management to ensure a de-risked trial that accurately assesses treatment efficacy. With the ongoing data from the Phase 2b trial through 2024 and Phase 3 topline results expected in the first half of 2025, if positive, we expect to submit a biologics license application (BLA) for atacicept in IgAN to the FDA in the second half of 2025.

Atacicept in LN

Based on feedback from the FDA’s review of clinical results in a Phase 2 clinical trial of atacicept in HDA SLE patients, we are planning a Phase 3 clinical trial of atacicept as a potential treatment for patients with LN, a severe renal manifestation of SLE. We estimate that there are approximately 120,000 LN patients in the United States, 70,000 in the European Union, and 21,000 in Japan. We estimate the market for novel LN therapeutics annually to be approximately $2.0 to $5.0 billion, $600 million and $200 million in United States, Europe and Japan, respectively. Significant unmet need for improved efficacy persists for these patients despite the recent approval of the first two LN-specific therapies. Fewer than half of patients treated for LN have a complete response to therapy, and among patients without a complete response, over half will have non-functioning kidneys within five years. Benlysta (belimumab), a BlyS-only inhibitor, is one of the two therapies approved for patients with LN. Both BLyS and APRIL levels are increased in patients with SLE, suggesting that dual inhibition by atacicept may be more potent than blocking BLyS alone and has the benefit of targeting plasma cells in addition to B cells. Merck KGaA, Darmstadt, Germany previously initiated a randomized, double-blind, placebo-controlled Phase 2/3 clinical trial of atacicept in LN, the APRIL-LN trial, evaluating the efficacy and safety of atacicept 150 mg twice weekly for four weeks—then weekly—in patients with active LN. However, this trial was terminated early due to three patients developing hypogammaglobulinemia with induction therapy (mycophenolate mofetil (MMF) and corticosteroids (CS)) which continued to worsen when initiating atacicept and subsequently two patients developed pneumonia. In prior Phase 2 clinical trials of atacicept in SLE also conducted by Merck KGaA, Darmstadt, Germany, despite missing its primary endpoint in the broader SLE study population, atacicept achieved positive clinical data on multiple measures within the pre-specified patient segment with HDA (defined as Systemic Lupus Erythematosus Disease Activity Index 2000 [SLEDAI-2K] ≥10 at screening), including reduction of renal flares, which we believe supports atacicept’s applicability in LN. Because both preclinical and clinical evidence suggest atacicept’s dual inhibition of BLyS and APRIL may provide improved clinical outcomes, measured by endpoints designed to assess efficacy, compared to inhibiting either signal alone, we believe there is a strong rationale to conduct a clinical trial of atacicept in LN.

Our Phase 3, randomized, parallel-group, double-blind, placebo-controlled, multicenter, multinational study will evaluate the efficacy and safety of atacicept vs placebo in patients with LN. The clinical trial consists of a 104-week double blind treatment period, followed by a 52-week open label treatment period and a 26-week safety follow-up period. The trial will assess once weekly subcutaneous injections of 150 mg atacicept versus placebo. The primary endpoint is complete renal response at 52 weeks.

MAU868 in BK viremia among kidney transplant recipients

We are developing MAU868 as a potential treatment for reactivated BK infection in kidney transplant recipients. While up to 90% of healthy adults have been infected with BKV at some point in their lives, it remains latent in everyone except severely immunocompromised populations such as kidney transplant recipients. BKV is a polyoma virus that can cause BKV nephropathy (BKVN), a condition in which BK infection, typically first identified as BK viremia, triggers inflammation, which then progresses to fibrosis and tubular injury; BKVN is a leading cause of allograft loss. Currently, there are no approved treatment options for BK viremia or BKVN. We estimate that approximately 80,000 kidney transplants are conducted globally each year, with approximately 20,000 in the United States, 20,000 in Europe, 1,500 in Japan, and 10,000 in China. Approximately 15% of kidney transplant recipients develop BK viremia; 3–4% of kidney transplant recipients develop BKVN. We estimate the market for a novel agent to treat reactivated BK infection in kidney transplant recipients to be a large commercial opportunity worldwide. We believe that MAU868 has the potential to become standard of care for the treatment of reactivated BK infection in order to prevent devastating consequences following kidney transplantation such as BKVN and graft loss.

At ASN 2022, final results from the Phase 2 clinical trial of MAU868 versus placebo showed that MAU868 was well tolerated and demonstrated clinically meaningful reductions in BK antiviral activity through 36 weeks in kidney transplant patients with BK viremia.

MAU868 in BK cystitis among HSCT patients

We are exploring the development of MAU868 to treat BKV cystitis in HSCT patients. Patients undergoing HSCT are at risk for BKV reactivation due to immunodeficiency; in this setting, BK reactivation and subsequent viruria and viremia can lead to cystitis, including hemorrhagic cystitis. Cystitis is characterized by dysuria, urgency, and/or frequency, while hemorrhagic cystitis indicates the presence of microscopic or gross hematuria. Both BKV cystitis and hemorrhagic cystitis are associated with high patient morbidity and prolonged hospitalization, yet there are no approved treatment options. An estimated 50,000 allogeneic HSCTs are conducted globally each year, with approximately 10,000 in the United States, 16,000 in Europe, 3,500 in Japan, and 2,500 in China. An estimated 57,000 autologous HSCTs are conducted globally each year, with approximately 17,000 in the United States, 27,000 in Europe, 2,500 in Japan, and 1,800 in China. Approximately 15% of allogeneic recipients and 5% of autologous recipients develop BK cystitis, including hemorrhagic cystitis. We believe that MAU868 may represent an important future treatment option for these patients.

Our business principles and strategy

Our goal is to develop and commercialize transformative treatments for patients suffering from severe immunological diseases. We believe the successful translation of biomedical science into innovative therapeutic products for patients with immunological diseases will enable outsized growth over the next decade and beyond. Specifically, our strategy is based on the following business principles:

•
Develop disease-modifying medicines to improve patients’ lives. Our team seeks to bring transformative medical products to patients with severe immunological diseases, who often receive steroids for treatment. The non-specific immunologic effect of steroids, with known acute and chronic side effects, presents an important opportunity for innovation. We aim to develop and commercialize disease-modifying drugs that target the source of disease, minimize side effects, and have high potential to meaningfully change standard medical care and improve patients’ lives.
•
Establish clear line-of-sight to successful products. We apply our deep drug development experience, scientific rigor, and disciplined decision making to establish clear line-of-sight along the full spectrum of drug development. We pursue biologic targets, product candidates, and disease indications with a de-risked profile and capital-efficient development pathway, and optimize for high probability of clinical, regulatory, and commercial success.
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

The near- and long-term objectives to achieve our goal include:

•
Complete global development of atacicept in IgAN. We reported positive 24-week topline results from the ORIGIN Phase 2b clinical trial in January 2023, will report results from 36-week data in the second quarter of 2023, and plan to initiate a pivotal Phase 3 clinical trial in the second quarter of 2023.
•
Complete global development of atacicept in LN. We are planning a Phase 3 clinical trial of atacicept as a potential treatment for patients with LN. LN is a frequent but devastating complication of SLE. The FDA approval of the anti-BLyS antibody, Benlysta (belimumab), provides clinical and regulatory precedent upon which to build our program. We believe that atacicept could offer a significant efficacy advantage for LN patients with its dual anti-BLyS and anti-APRIL mechanism.
•
Complete global development of MAU868 in BK viremia in kidney transplant recipients and explore treatment of BK cystitis in HSCT patients. We reported final results from our Phase 2 clinical trial in kidney transplant recipients in 2022. Pending alignment with regulatory authorities, we plan to initiate a Phase 2b or Phase 3 clinical trial.
•
Build and scale organizational capabilities to support commercialization of atacicept and MAU868. Under the leadership of our experienced management team, we have begun building a specialized commercial organization with deep launch experience in nephrology, B-cell, autoimmune, and transplant therapeutics, to launch atacicept and MAU868 in the United States and other key markets, if approved.
•
Explore additional disease areas where atacicept holds significant therapeutic promise. By targeting BLyS and APRIL, atacicept’s ability to reduce disease-causing autoantibodies may provide clinical benefit. We intend to explore additional immunologic diseases where BLyS and APRIL are abnormally elevated, or where autoantibodies play an important role.
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

Management team

We were founded and are led by a team of experienced drug development professionals who have proven track records in clinical and commercial development and have led or been involved in the approvals of 10 medicines from Gilead Sciences, Inc. (Gilead) and Genentech, Inc. (Genentech), including numerous drugs within Gilead’s multi-billion-dollar blockbuster HIV and HCV franchises. Our President and Chief Executive Officer, Marshall Fordyce, M.D., brings more than 15 years of experience leading teams in clinical translation, development, and commercialization of new treatments. Earlier in his career, Dr. Fordyce served as Gilead’s Senior Director of Clinical Research where he contributed to seven new drug approvals and served as project lead for Gilead’s tenofovir alafenamide development program that led to five commercial products, including Genvoya and Descovy, which collectively generated over $12.0 billion in worldwide sales in 2019. Our senior management team also includes: Chief Financial Officer, Sean Grant, who was previously Vice President, Corporate Strategy and Business Development at CareDx, Inc. and Vice President in the Global Healthcare Investment Banking Division at Citigroup where he specialized in public and private capital raising as well as M&A, and executed a broad range of transactions for many of the world’s leading life sciences companies; Chief Medical Officer, Celia Lin, M.D., who joined from Genentech and was previously at Amgen Inc., where she led Phase 3 global trial execution in various therapeutic areas, as well as a regulatory filing in an orphan disease; Chief Development Officer, Joanne Curley, Ph.D., who was formerly head of Portfolio Management at Gilead; Chief Business Officer, Lauren Frenz, who held positions of increasing responsibility within Gilead’s commercial organization; Senior Vice President, Development Operations, Tom Doan, who was formerly Executive Director of Clinical Operations and Therapeutic Area Head of Inflammation and Respiratory at Gilead; Senior Vice President and Head of Product Development and Manufacturing, Neeraj Pakala, PhD, MBA, who served most recently as the VP of Product Development and Manufacturing at Aimmune Therapeutics (acquired by Nestlé), and prior to Aimmune, spent six years at Alexza Pharmaceuticals culminating as their Executive Director of Manufacturing and Engineering; and Senior Vice President, Finance and Chief Accounting Officer, Joseph Young, who was formerly Senior Vice President, Finance and Treasurer at Plexxikon Inc.

Intellectual property

As of December 31, 2022, our licensed patent portfolio related to atacicept contains approximately seven issued U.S. patents, one pending U.S. patent application, as well as foreign counterparts of a subset of these patents and pending U.S. patent application in several foreign countries, including countries within the European Patent Convention, the Eurasian Patent Organization, and Taiwan. Because atacicept is a biologic, marketing approval would also provide 12 years of market exclusivity from the approval date of a BLA in the United States. Additionally, we plan to seek orphan drug designation for atacicept in IgAN from the FDA and European Medicines Agency (EMA), which would allow us to obtain regulatory exclusivity protection from the approval date for seven years in the United States and ten years in the European Union. Our licensed patent portfolio covering MAU868 includes three issued U.S. patents, a pending U.S. patent application, as well as certain foreign counterparts of a subset of these patents and pending U.S. patent application, in Australia, China, Mexico, Japan, Europe and Canada. The pending U.S. application and foreign counterpart applications are co-owned by Novartis.

Atacicept in IgAN

We are developing atacicept as a potential treatment for patients with IgAN, a serious and progressive autoimmune disease of the kidney with a high unmet medical need and limited treatment options available. Up to 50% of confirmed IgAN patients progress to ESRD, requiring dialysis or kidney transplant. ESRD causes significant morbidity and impact on patients’ lives and represents a significant health economic burden estimated to be over $40 billion annually in the United States. Despite this high level of morbidity, the current standard of care consists of off-label use of RAAS inhibitors, including ACE inhibitors and ARBs, and potentially steroids. IgAN is driven by the production of pathogenic Gd-IgA1, and patients with elevated Gd-IgA1 are at increased risk of kidney-related morbidity and mortality. As reported in the Phase 2a JANUS trial, atacicept is the first molecule in development to demonstrate a 60% or greater reduction in serum Gd-IgA1 in IgAN patients, suggesting atacicept targets the source of disease in these patients. Based on these encouraging results, we are conducting the randomized, double-blind, placebo-controlled Phase 2b ORIGIN trial to further evaluate the efficacy and safety of atacicept in patients with IgAN. We reported positive topline results in January 2023, and we plan to initiate a pivotal Phase 3 clinical trial in the second quarter of 2023. We believe that atacicept has the potential to be the best-in-class and the leading B cell-targeted therapy for IgAN.

Pathophysiology of IgAN

The IgA antibody plays a key role in the immune system by protecting the body from foreign substances such as bacteria and viruses. Patients with IgAN produce elevated levels of Gd-IgA1. This abnormal glycosylation pattern of IgA1 is of central importance to the disease etiology.

As shown in Figure 1 below, a multi-step process leads to the ultimate development of progressive renal injury.

Figure 1: IgAN pathophysiology—overview

(1)
B cells, which mature into plasma cells, are abnormally primed in the Peyer’s patch region of the ileum of the intestines, potentially due to a combination of genetic predisposition and environmental, bacterial or dietary factors. BLyS promotes B cell maturation and survival, increasing the number of disease-causing B cells.
(2)
APRIL, a factor important for plasma cell survival, becomes upregulated, resulting in increased numbers of disease-causing plasma cells.
(3)
APRIL increases the number of plasma cells and increases antibody class switching, a mechanism that changes cells’ production from one immunoglobulin to another, causing an increase in the production of immunogenic Gd-IgA1.
(4)
The Gd-IgA1 antibodies are immunogenic when found in the systemic circulation, which triggers autoantibodies, or antibodies created by the body in response to a constituent of its own tissue.
(5)
Autoantibodies against Gd-IgA1 lead to the formation of pathogenic immune complexes, or clusters of antibodies.
(6)
Pathogenic immune complexes are deposited, become trapped in the kidney’s glomeruli, and initiate an inflammatory response that damages the membranes, resulting in protein and blood leaking into the urine.

(7)
As the glomeruli are destroyed, the kidney’s ability to remove waste products from the blood is reduced, which can result in potentially life-threatening complications that lead to the need for dialysis or kidney transplant in many patients.

Gd-IgA1 is central to the pathogenesis of IgAN

Gd-IgA1 is a subclass of IgA antibodies that lack units of galactose, a type of sugar, at the O-linked glycans of their hinge region, as shown in Figure 2 below. The hinge region is a stretch of amino acids in the IgA antibody. Circulating immune complex-containing Gd-IgA1 proteins have been shown to be the target antigens for IgG antibodies with specificity for the hinge region.

Figure 2: Components of Gd-IgA1

A histopathological hallmark of IgAN is deposition of Gd-IgA1 in the glomerular mesangium, either alone or in combination with IgG and/or IgM. Sampling of the serum of patients with IgAN has confirmed the presence of elevated levels of circulating immune complex-containing Gd-IgA1.

Clinical trials of patients with IgAN have correlated higher serum levels of Gd-IgA1 with greater severity of IgAN disease, suggesting that reduction in serum Gd-IgA1 may slow disease progression. Compared with healthy subjects, patients with IgAN have an increased proportion of Gd-IgA1 O-glycoforms in the serum. As published in Kidney International, in a prospective study of 275 patients with IgAN, higher serum levels of aberrantly glycosylated IgA1 demonstrated correlation with a higher likelihood of developing progressive renal failure, as shown in Figure 3 below. A separate clinical trial of patients with IgAN of varying severity found that higher titers of autoantibodies specific for Gd-IgA1 corresponded to both absolute renal risk score and risk of ESRD or death.

Figure 3: Renal survival by serum Gd-IgA1 quartiles in IgAN patients

In addition, high serum APRIL levels correlate with increased expression of serum Gd-IgA1 in IgAN patients and high serum BLyS levels are associated with more severe clinical features, as well as more severe histopathological features. For these reasons, we believe a fusion protein that blocks both BLyS and APRIL, which has the potential to reduce serum Gd-IgA1, would address the upstream source of IgAN, and represent the first disease-modifying approach for IgAN.

Disease burden, diagnosis, and predictors of disease progression

IgAN is a rare disease in the United States and European Union and is also the predominant cause of primary glomerulonephritis.

Patients with IgAN are diagnosed throughout life, but most commonly in the second and third decades. There are three common ways in which patients present:

•
40–50% present with one or more episodes of gross (visible) hematuria, often linked to an upper respiratory tract infection.
•
30–40% present with microscopic hematuria and mild proteinuria, which is detected in a routine physical or during chronic kidney disease evaluation.
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

Emerging therapies in development

There are two agents approved for the treatment of IgAN and there are several treatments in clinical development. The multistep IgAN pathogenesis hypothesis offers potential target points and approaches for therapeutic intervention. Most therapeutic candidates in clinical development have employed various approaches to target inflammation and the downstream effects. Atacicept is the first agent in development for IgAN that has demonstrated a 60% reduction of Gd-IgA1, the upstream source of IgAN pathogenesis.

These agents can be grouped mechanistically into the following categories: glucocorticoid receptor agonists, endothelin receptor antagonists (ERAs), complement inhibitors, B-cell modulators, and a variety of other approaches that are earlier in development.

Glucocorticoid receptor agonists. Glucocorticoid receptor agonists are a well-known class of molecules that have broad anti-inflammatory effects, and well-established acute and chronic side effects. Though reduction in the risk of eGFR decline was shown in clinical trials, there is no consensus on whether glucocorticoids may improve renal survival. The glucocorticoid, budesonide, has been reformulated to concentrate steroid effects locally on the gut mucosa, theoretically suppressing the abnormal B-cell activity and reducing systemic steroid toxicity. Currently in a Phase 3 clinical trial in IgAN, reformulated budesonide has demonstrated statistically meaningful reduction of proteinuria, though systemic steroid side effects have been observed in prior clinical trials and the ongoing Phase 3 clinical trial.

ERAs. Aberrant endothelin signaling is implicated in structural podocyte changes and increased mesangial proliferation in chronic kidney diseases, including IgAN. ERAs block endothelin-induced cell proliferation and hence may reduce renal perfusion pressure and proteinuria. Since this mechanism of action works downstream of disease-related immune activities, it is not expected to reduce Gd-IgA1 or the resulting immune complexes that cause the disease. Several ERAs, which have previously been approved for the treatment of pulmonary arterial hypertension and erectile dysfunction and make use of a vasodilatory effect, are currently in Phase 3 development and have been shown to reduce proteinuria in patients with IgAN. However, ERAs have been associated with edema, significant liver toxicity and increased risk of heart failure.

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

B-cell modulators. B-cell modulators, including atacicept, are an important category of emerging therapies for IgAN. The disease-causing Gd-IgA1 is predominantly produced by B cells and plasma cells. Therefore, control of B-cell activation may reduce production of Gd-IgA1 and the downstream formation of autoantibodies and immune complexes. Preclinical models have shown that dual inhibition of BLyS and APRIL offers improved suppression of B-cell activities than blocking BLyS or APRIL alone. Atacicept blocks both BLyS and APRIL and has shown substantial reduction (60%) in Gd-IgA1. We believe that dual inhibition may also confer a potential dosing advantage versus APRIL-only inhibition.

Our solution: Atacicept

Atacicept is a fusion protein that blocks both BLyS and APRIL, which play key roles in the upstream pathway that causes IgAN, and is dosed once weekly via a 1-mL subcutaneous injection. As a result, we believe atacicept has the potential to be the first disease-modifying therapy for IgAN. Through an integrated analysis of randomized, double-blind, placebo-controlled clinical trials in multiple autoimmune diseases with over 1,500 patients to date, atacicept has a well-characterized clinical safety profile. In a Phase 2a clinical trial in patients with IgAN, atacicept substantially reduced Gd-IgA1 and demonstrated a clinically meaningful reduction in proteinuria and stable eGFR parameters at week 24. We completed enrollment of patients in the Phase 2b ORIGIN trial in 2022, and we reported positive topline results in January 2023.

Our approach to IgAN: Reducing Gd-IgA1, the source of autoantibodies

Atacicept is a fully humanized fusion protein that impacts the B-cell pathway, which has well characterized implications in immunologic diseases. Specifically, as shown in Figure 4 below, atacicept contains the soluble transmembrane activator and CAML interactor (TACI) receptor that binds to the cytokines BLyS and APRIL. These cytokines are members of the tumor necrosis factor family that promote B-cell survival and autoantibody production associated with IgAN and other immunologic diseases. Dual blockade of BLyS and APRIL by TACI has been shown to be more potent than blocking BLyS alone or APRIL alone and has the benefit of targeting long-lived plasma cells, in addition to B cells, thus reducing autoantibody production, including Gd-IgA1, IgA, IgG and IgM. Therefore, atacicept’s mechanism acts directly on the source of IgAN, which we believe will significantly mitigate the downstream effects of the disease.

Figure 4: Atacicept blocks both BLyS and APRIL

Atacicept: Potential to address the core processes underlying IgAN pathogenesis

Atacicept’s specific actions on IgAN disease pathogenesis are shown in Figure 5 below.

Figure 5: Atacicept impact on IgAN pathogenesis

(1)
Atacicept blocks BLyS, a factor important for B cell survival and maturation, resulting in reduced numbers of disease-causing B cells.
(2)
Atacicept blocks APRIL, a factor important for plasma cell survival, resulting in reduced numbers of disease-causing plasma cells.
(3)
Reductions in plasma cells and in antibody class switching to IgA reduce production of immunogenic Gd-IgA1.
(4)
Reductions in B cells, plasma cells, and Gd-IgA1 work together to reduce production of autoantibodies to Gd-IgA1.
(5)
Therefore, formation of pathogenic immune complexes is greatly reduced.
(6)
This in turn, reduces immune complex deposition in glomeruli and reduces complement activation.
(7)
Ultimately, progressive renal injury is reduced, which we believe will significantly lower the morbidity and mortality associated with IgAN.

Atacicept’s disease-modifying mechanism addresses the upstream processes that cause IgAN, while most other molecules in development act downstream. Therefore, we believe that the clinical outcomes of atacicept, measured by endpoints designed to assess efficacy and durability, will be favorable over competitors, with a demonstrated tolerability profile. Once weekly 1 mL subcutaneous dosing also provides an attractive target product profile for patients.

Atacicept in IgAN: clinical development

Atacicept was the subject of a collaboration agreement between Ares and ZymoGenetics, Inc. in 2001, and was licensed on an exclusive basis to Ares in 2008. It was advanced by Merck KGaA, Darmstadt, Germany, in clinical trials for several autoimmune diseases, including rheumatoid arthritis (RA), multiple sclerosis, SLE, and IgAN, and in totality studied in double-blind placebo-controlled clinical trials in over 1,500 patients to date. Safety, tolerability, pharmacokinetics, pharmacodynamics, and clinical efficacy of the weekly 25 mg, 75 mg and 150 mg doses administered subcutaneously have been studied.

Atacicept is being studied in the Phase 2b ORIGIN clinical trial, a multinational, 36-week randomized, placebo-controlled, double-blind trial, with a 60-week open label extension.

On January 3, 2023, and January 30, 2023, Vera reported positive week 24 primary results and shared the following results:

•
Atacicept met its primary endpoint with a statistically significant reduction in proteinuria in the pooled 75/150 mg arms versus placebo
•
In a prespecified per-protocol (PP) analysis, a blinded third-party CRO identified patients with protocol deviations that potentially confounded proteinuria measure. In the PP population excluding these patients, atacicept 150 mg achieved a 41%

mean reduction in proteinuria versus baseline, resulting in a statistically significant 34% placebo-adjusted reduction (p=0.025) at an early week 24 timepoint
•
There was a trend towards deepening reductions in proteinuria at week 36 with available data in patients on atacicept.
•
eGFR was stable through week 24 for all patients on atacicept
•
Atacicept was well tolerated, and its safety profile in IgAN patients was comparable to placebo
•
There was a 60% reduction in Gd-IgA1 at week 24 with atacicept 150 mg

Based on these Phase 2b ORIGIN trial results, the atacicept 150 mg dose was selected for a forthcoming Phase 3 clinical trial, which we expect to initiate in the second quarter of 2023. We will use the same formulation as the Phase 2b trial, while incorporating learnings from Phase 2b subgroup analyses to design a de-risked Phase 3 trial that accurately assesses treatment efficacy while minimizing potential confounders for proteinuria measure.

Atacicept safety and tolerability profile: Integrated analysis

Though there was a limited number of patients in the JANUS trial, in an integrated safety analysis of clinical trials in multiple indications with over 1,500 patients in a number of indications, atacicept was well tolerated, shown in Figure 6 below. Serious treatment-emergent adverse events (TEAEs) reported in the highest proportions were those in infections and infestations (placebo 3.9% versus atacicept 4.4%), musculoskeletal and connective tissue disorders (placebo 1.9% versus atacicept 1.3%), and nervous system disorders (placebo 2.1% versus atacicept 1.2%). The most frequently reported TEAE was pneumonia (placebo 1.2% versus atacicept 1.3%). We believe that this large and established data set is a competitive advantage for atacicept versus other approved and emerging therapies in development, many of which lack extensive safety data.

Figure 6. Integrated safety analysis: Summary of treatment-emergent adverse events > 5% in any arm, by dose

The safety profile of atacicept 25 mg, 75 mg and 150 mg has been characterized in healthy subjects and patients with RA, multiple sclerosis, optic neuritis, SLE, and B-cell malignancies, and is considered acceptable in IgAN. Over 1,940 individuals have been enrolled in 22 clinical trials, of which over 1,425 individuals have received at least one dose of atacicept. In the three Phase 2/3 clinical trials, 590 patients with SLE and 11 patients with IgAN have received at least one dose of atacicept.

We believe the benefit-risk balance of atacicept to be favorable for further development in IgAN and certain additional autoimmune diseases, and we intend to explore additional immunologic diseases where BLyS and APRIL are abnormally elevated, or where autoantibodies play an important role.

Ongoing phase 2b ORIGIN clinical trial design

ORIGIN, our ongoing Phase 2b randomized, double-blind, placebo-controlled, dose-ranging trial, will evaluate the efficacy and safety of atacicept in patients with IgAN. The clinical trial consists of a 36-week double-blind treatment period, followed by a 60-week open-label treatment period and a 26-week safety follow-up period. The trial assesses multiple doses (25 mg, 75 mg and 150 mg) of once weekly 1-mL subcutaneous injections of atacicept versus placebo on impact of renal function as measured by proteinuria. The primary endpoint is change from baseline in UPCR at 24 weeks based on 24-hour urine collection, with a secondary endpoint of UPCR at 36 weeks. Other endpoints include change from baseline in UPCR at 12, 48, and 96 weeks, change from baseline in eGFR at 12, 24, 36, 48, and 96 weeks, change from baseline in IgA, IgG, IgM, C3, C4, and Gd-IgA1 levels at 12, 24, 36, 48, and 96 weeks, number of participants with adverse events during the double-blind treatment period through 36 weeks, and the serum concentration of atacicept through study completion.

Figure 7. Phase 2b ORIGIN trial design

UPCR is an accepted surrogate primary endpoint for clinical trials in IgAN, which allows for a faster path to commercialization than rate of change/slope in eGFR, which is measured after two years. The recommendation for usage of this surrogate endpoint was put forward by the ASN, partnering with the FDA under the auspices of the Kidney Health Initiative, and the EMA, and has now been implemented in five Phase 3 clinical trials in IgAN and in the two FDA approvals granted. Accelerated and/or conditional approval may be granted on the UPCR endpoint, with full approval to be granted upon longer-term data demonstrating stabilization of eGFR with treatment.

In mid-2022 we completed enrollment of the Phase 2b ORIGIN trial, enrolling a total of 116 patients at multiple global sites. In January 2023, we announced positive topline 24-week results. Atacicept met the primary endpoint: the pooled 75 mg and 150 mg arms achieved a statistically significant reduction in proteinuria versus placebo at 24 weeks. In a prespecified PP analysis, a blinded third-party CRO identified patients with protocol deviations that potentially confounded proteinuria measure. In the PP population excluding these patients, atacicept 150 mg achieved a 41% mean reduction in proteinuria versus baseline, resulting in a statistically significant 34% placebo-adjusted reduction (p=0.025) at an early week 24 timepoint. Available data show a trend towards deeper reductions in proteinuria with atacicept at 36 weeks, for which full results will read out in the second quarter of 2023. eGFR was stable through week 24 for all patients on atacicept. The 150 mg dose achieved a 60% reduction in Gd-IgA1 at week 24. Atacicept was well tolerated, and its safety profile in IgAN patients was also comparable to placebo. Treatment will remain blinded through 36 weeks, after which all patients will roll onto the open label portion of the study and receive atacicept 150 mg through 96 weeks, providing the opportunity to assess long-term safety of atacicept in patients with IgAN.

We plan to advance atacicept 150 mg into a pivotal Phase 3 trial in the second quarter of 2023, using the same formulation from the Phase 2b trial and learnings from the Phase 2b subgroup analyses to design a de-risked Phase 3 trial that accurately assesses treatment efficacy while minimizing potential confounders for proteinuria measure. With the ongoing data from the Phase 2b trial through 2024 and Phase 3 topline results expected in the first half of 2025, if positive, we expect to submit a BLA for atacicept in IgAN to the FDA in the second half of 2025.

Atacicept in LN: A severe renal manifestation of SLE

Based on discussions with the FDA following the review of Phase 2 data in SLE, we are planning a Phase 3 clinical trial of atacicept as a potential treatment for patients with LN, a severe renal manifestation of SLE. We estimate that there are approximately 120,000 LN patients in the United States, 70,000 in the European Union, and 21,000 in Japan. Significant unmet need for improved efficacy persists for these patients despite the recent approval of the first two LN-specific therapies. Fewer than half of patients treated for LN have a complete response to therapy, and among patients without a complete response, over half will have non-functioning kidneys within five years. Benlysta (belimumab), a BLyS-only inhibitor, is one of the two therapies approved for patients with LN. Both BLyS and APRIL levels are increased in patients with SLE, suggesting that dual inhibition by atacicept may be more potent than blocking BLyS alone and has the benefit of targeting plasma cells in addition to B cells. Merck KGaA, Darmstadt, Germany previously initiated a randomized, double-blind, placebo-controlled Phase 2/3 clinical trial of atacicept in LN, the APRIL-LN trial, aimed to evaluate the efficacy and safety of atacicept at 150 mg twice weekly for four weeks—then weekly—in patients with active LN. However, this trial was terminated early due to three patients developing hypogammaglobulinemia with induction therapy (MMF and CS) which continued to worsen when initiating atacicept and subsequently two patients developed pneumonia. In prior Phase 2 clinical trials of atacicept in SLE also conducted by Merck KGaA, Darmstadt, Germany, despite missing its primary endpoint of improved SLE responder index 4 (SRI-4) at week 24, in the broader SLE study population, atacicept achieved positive clinical data on multiple measures within the prespecified HDA patient segment, including reduction of renal flares, which we believe supports atacicept’s applicability in LN. Because both preclinical and clinical evidence suggests atacicept’s dual inhibition of BLyS and APRIL may provide improved clinical outcomes, measured by endpoints designed to assess efficacy, compared to inhibiting either signal alone, we believe there is a strong rationale to conduct a clinical trial of atacicept in LN.

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

LN patients are segmented in Classes I–VI based on histopathology and degree of renal impairment, and this classification drives treatment decisions. Class I, or Minimal mesangial LN, is rarely diagnosed as these patients have normal urinalysis and therefore biopsy is not typically performed. Class II, Mesangial proliferative LN, refers to microscopic hematuria and/or proteinuria. Patients with Class III, or Focal LN, tend to have both hematuria and proteinuria, and may have hypertension, decreased eGFR, and nephrotic syndrome. Class IV, or Diffuse LN, is the most commonly diagnosed and severe form of LN, with patients exhibiting hematuria, proteinuria, nephrotic syndrome, hypertension, and decreased eGFR. Patients with Class V, or lupus membranous nephropathy, tend to have nephrotic syndrome, and may have microscopic hematuria and hypertension, but normal UPCR. Class VI, or advanced sclerosing LN, refers to a slow progression of kidney dysfunction correlated with proteinuria.

As shown in Figure 8 below, LN typically develops early in the disease course, though the rate of SLE patients who develop LN increases over time.

Figure 8: LN progression

LN market opportunity

According to the Centers for Disease Control and Prevention, there are approximately 322,000 people living with SLE in the United States.

Approximately half of individuals living with SLE develop LN within 15 years of their initial diagnosis, as shown in Figure 8 above.

We estimate that there are approximately 120,000 LN patients in the United States, 70,000 in the European Union, and 21,000 in Japan at present. In the United States, higher prevalence rates occur in the heterogeneous population, as both SLE and LN occur more frequently among non-White patients—with the highest frequency of LN occurring in Black and Hispanic populations after adjustment for socioeconomic factors. In all three geographies, women account for the majority of LN cases.

Based on primary market research with physicians and payors and extensive secondary research, we estimate the market for novel LN therapeutics annually to be approximately $2.0 to $5.0 billion, $600 million and $200 million in United States, Europe and Japan, respectively.

Current standard of care for LN patients

Current LN treatment is largely cyclical, with induction versus maintenance therapy dictated by the severity of disease and frequency of flares. Treatment is driven by histologic class and can be influenced by the treatments that the patient has been on since SLE diagnosis. Class I and II LN do not generally need LN-specific treatment. Within Class III–V, patients tend to receive induction therapy for approximately one year to achieve complete or partial remission. Induction therapy for Class III–IV patients include several immunosuppressive agents, such as MMF ± CS or cylophosphamide (CYC) ± CS in the first line of treatment, switching to either CYC or MMF in the second line, whichever was not administered first line. Third line induction therapy has generally consisted of rituximab for Class III–V patients. For induction therapy of Class V LN patients, patients typically receive MMF ± steroids in the first line, a calcineurin inhibitor in the second line, and rituximab for third line. Maintenance therapy, which typically consists of MMF, azathioprine (AZA), or hydroxychloroquine (HCQ), is typically prescribed to well controlled patients after any line of induction to reduce flares. Immunosuppressive therapy is unlikely to be beneficial for Class VI, or advanced sclerosing LN.

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

B-cell Modulators. Benlysta (belimumab) is an anti-BLyS antibody, belonging to the class of B-cell modulators. Within the B-cell modulator class, there is a desire for different mechanisms to target the complex pathophysiology of LN. The results shared to date for these agents reveal statistically significant efficacy, but complete response rates are only achieved in fewer than 50% of the patients studied.

Calcineurin Inhibition. Lupkynis (voclosporin) is a calcineurin inhibitor, a mechanism which has been commonly used in generic form as induction therapy for Class V patients. Calcineurin inhibition has been shown to reduce cytokine activation of T-cells and protect against proteinuria, however it may pose serious infection risks and nephrotoxicity is a known class effect.

Cytokine Inhibitors. The other cytokine inhibitors under investigation offer blockade of key pro-inflammatory cytokines (IL17A, IL23, Type 1 IFNs) involved in the pathogenesis of LN, however, they are early in their development.

Complement Pathway Inhibitors. Complement pathway inhibitors are also early in their development, but unlikely to be disease-modifying, since complement activation is one result of the inflammation caused by immune-complex deposition in the kidneys, downstream of key steps in disease pathophysiology.

Our solution: Atacicept

Targeting both BLyS and APRIL is key to reduce autoantibodies produced by B cells and plasma cells in LN. Autoantibodies play a large role in the pathogenesis of LN. Autoantibodies target tissue or form immune complexes, leading to tissue and organ damage. Both short-lived and long-lived plasma cells are responsible for generating high levels of autoantibodies in LN.

Short-lived plasma blasts are the main B cell effector subset dependent on activation of various B cell receptors such as TACI, B cell maturation agent (BCMA) and BLyS. Therefore, B cell blocking agents such as Rituxan (rituximab; anti-CD20) and Benlysta (belimumab; anti-BLyS) can reduce short-lived plasma cells and the resulting autoantibody production.

Long-lived plasma cells are in bone marrow and inflammatory tissue niches, and form antibodies in the absence of B-cell activation. Inflammatory tissue has high levels of BLyS and APRIL, which serve to maintain long-lived plasma cells. Inhibiting APRIL blocks long-lived nonproliferating plasma cell activities to further reduce autoantibody formations in LN.

Atacicept contains the soluble TACI receptor that binds to the cytokines BLyS and APRIL and prevents their interaction with TACI, BCMA and BLyS receptors (BLyS-R is also known as B cell activating factor receptor or BAFF-R). Atacicept thus inhibits survival of immature and mature B cells and antibody-producing plasma cells and prevents immunoglobulin class switching. In contrast to a range of available biologics directed at B cells only, we believe atacicept has a prompt and marked effect on antibody production by inhibiting both short-lived and long-lived plasma cells.

Preclinical evidence indicates that dual inhibition of BLyS and APRIL is superior to either BLyS or APRIL alone. Animal models of kidney disease have confirmed that atacicept reduces plasma cell numbers and reduces autoantibodies more effectively than BLyS and APRIL antibodies given individually. In a mouse model of collagen-induced arthritis, soluble atacicept inhibited development of collagen-specific antibodies and reduced the incidence of the disease better than BLyS (also known as BAFF) agents alone. In a mouse model of SLE, soluble atacicept decreased the number of B cells, increased survival time and reduced severity of disease symptoms. Furthermore, in a mouse model of SLE, atacicept administered after onset of autoimmunity decreased the number of bone marrow plasma cells and slowed down further formation of autoantibodies. Atacicept prevented renal damage during a 12-week treatment period regardless of autoantibody levels, while the BLyS-only inhibitor did not. Atacicept also decreased established plasma cells in an immunization model better than single inhibitors of BLyS or APRIL.

In patients with active SLE, targeting BLyS and APRIL with atacicept appears to have improved clinical outcomes, measured by endpoints designed to assess efficacy, compared to BLyS alone (Benlysta [belimumab]). While atacicept and Benlysta (belimumab) have not been studied head-to-head in clinical trials, each has been studied in similar populations of patients with SLE, and results of a Phase 2 clinical trial of 150 mg of atacicept compared favorably to published reports on changes in SLE responder index (SRI-4) of belimumab. In a Phase 2 clinical trial of atacicept, the magnitude of efficacy as measured by the difference between treatment and placebo in SRI-4 at 24 weeks was approximately 39% (25% placebo, 64% atacicept 75 mg, 65% atacicept 150 mg, both p=0.005). For Benlysta (belimumab), in a Phase 3 clinical trial of SLE patients, a published analysis of patients with HDA and serologically active disease, clinical efficacy for Benlysta (belimumab) 10 mg/kg showed a difference between treatment and placebo in SRI-4 at 24 weeks of approximately 12%.

Figure 9: Evidence for atacicept performance in SLE

Atacicept consistently demonstrated improved clinical outcomes, measured by endpoints designed to assess efficacy, versus placebo in SLE patients with HDA (SLEDAI-2K ≥10) across additional clinical measures, and consistently across all SRI cut-offs, as well as using the separate clinical assessment, British Isles Lupus Assessment Group (BILAG)-based Combined Lupus Assessment (BICLA). In the HDA population in ADDRESS II, the BICLA delta at week 24 was 20% (atacicept 150 mg 49%, placebo 29.2%, p=0.035), which compares very favorably to BICLA data from other late-stage SLE clinical trials, such as anifrolumab (week 24 BICLA in 16%). We believe that based on these results, an improved clinical benefit may be observed in patients with LN.

Prior clinical development of atacicept in LN

Merck KGaA, Darmstadt, Germany conducted a randomized, double-blind, placebo-controlled Phase 2/3 clinical trial of atacicept in LN, the APRIL-LN trial, aimed to evaluate the efficacy and safety of atacicept in patients with active LN. As per trial protocol, patients initiated high-dose CS (the lesser of 0.8 mg/kg/day or 60 mg/day prednisone) and MMF (1 g daily, increased by 1 g/day each week to 3 g daily) at the time of screening (day -14). From day 1, atacicept (150 mg, subcutaneously, twice weekly for four weeks, then weekly) was initiated with MMF along with a tapered dose of CS.

Four of the six enrolled LN patients developed decreases in serum IgG levels following the initiation of MMF and CS in the setting of significant proteinuria, which are contributing factors of hypogammaglobulinemia. After initiation of atacicept, serum IgG levels further declined; two patients developed severe hypogammaglobulinemia, defined as IgG <3 g/L, and pneumonia. These two patients recovered after treatment discontinuation and received antibiotics therapy. This trial was terminated. Based on the detailed assessment of results from this trial, plans to develop atacicept for the treatment of LN will explore alternatives to the induction regimen studied previously, including not dosing atacicept 150 mg twice weekly; clearly defining the dosing regimen for CS and MMF; and closely monitoring immunoglobulin levels during induction therapy.

Evaluation of safety and efficacy profile of atacicept in SLE

Atacicept 75 mg and 150 mg, dosed once per week with subcutaneous auto-injection, have demonstrated improved clinical outcomes, measured by endpoints designed to assess efficacy, in patients with SLE in the Phase 2 APRIL-SLE and ADDRESS II trials. In these trials, autoantibody titers were significantly reduced, and prespecified and post hoc analyses revealed prevention of flare and reduction of active disease with atacicept treatment, despite the fact that the primary endpoints in these trials were not met.

In ADDRESS II, SLE patients with HDA (SLEDAI-2K ≥10) had an increase in SRI-6 response, attainment of low disease activity (LDA), or SLEDAI-2K ≤2, and a reduction of the risk of a first new severe flare (defined by SLEDAI Flare Index [SFI] or by BILAG A) when treated with atacicept 150 mg. Furthermore, the 024 long-term extension (LTE) trial showed durability of these effects through a median duration of treatment of 96 weeks.

Following the release of the HDA data, Merck KGaA, Darmstadt, Germany pursued the planning and initiation of a global Phase 3 registrational program for atacicept 150 mg once per week in SLE. This program, including two large Phase 3 randomized placebo-controlled trials of atacicept 150 mg compared to placebo, were reviewed by FDA via end-of-phase-2 communication and scientific advice communication with EMA, prior to Merck KGaA, Darmstadt, Germany terminating the SLE program and the IgAN program for business strategy reasons.

Phase 2 clinical trial in patients with SLE for 24 weeks

ADDRESS II, a Phase 2b SLE trial of 306 patients, evaluated the efficacy and safety of atacicept at two subcutaneous doses (150 mg and 75 mg) versus placebo over the course of 24 weeks, with an LTE arm continuing an additional 96 weeks.

Atacicept demonstrated consistent reductions in IgG, IgA, and IgM serum levels, and reductions in anti-dsDNA antibodies, as well as improvements in serum C3 and C4 levels, as shown in Figure 10 below.

Figure 10: Atacicept impact on key biomarkers in the phase 2 ADDRESS II trial

Though atacicept missed its primary endpoint of SRI-6 reduction versus placebo in all comers, in a prespecified analysis of HDA patients, which comprised approximately half of those enrolled, atacicept 150 mg showed improved clinical outcomes, measured by multiple endpoints designed to assess efficacy, including a 26% improvement (p=0.005) in SRI-6 versus placebo, flare risk reduction, and serologic marker normalization. SRI-6 response is defined as ≥6-point reduction in the SELENA-SLEDAI score, no new BILAG A organ domain score or two new BILAG B organ domain scores, and no worsening (<0.30-point increase) in Physician’s Global Assessment score.

Figure 11: SRI-6 response among HDA patients in the phase 2 ADDRESS II trial

Also, among this HDA patient segment, significantly more patients on the atacicept 150 mg arm reached LDA, as measured by SLEDAI-2K ≤2, as shown in Figure 12 below.

Figure 12: HDA patients reaching LDA in the phase 2 ADDRESS II trial

Furthermore, Figure 13 below demonstrates the durable clinical outcomes observed in the HDA segment: more patients reached LDA by multiple measures at both week 24 and week 48. Significantly more patients treated with atacicept 150 mg once weekly versus placebo demonstrated clinical improvement (as shown by SRI-6), achieved LDA, and remission.

Figure 13: Durable clinical outcomes observed in HDA patients in the phase 2 ADDRESS II trial

Week 24
Placebo
Atacicept 75 mg
Atacicept 150 mg
% Patients
60
40
20
-0
28.8
43.6
**
54.9
13.5
20.0
**
37.3
5.8
18.2
*
23.5
3.8
14.5
13.7
Week 48
Placebo→Atacicept 150 mg
Atacicept 75 mg
Atacicept 150 mg
% Patients
60
40
20
0
42.3
54.5
*
60.8
19.2
21.8
**
39.2
9.6
21.8
**
25.5
1.9
12.7
*
17.6
SRI-6
LDA
LLDAS
Remission

HDA, high disease activity; LDA, low disease activity; LLDAS, lupus low disease activity state; SRI, SLE responder index. *p<0.05 vs placebo; **p<0.01 vs placebo.

We believe that the clinical outcomes, measured by multiple endpoints designed to assess efficacy within the HDA segment of the SLE population in the ADDRESS II trial—and a favorable tolerability profile observed in ADDRESS II, as well as the integrated safety analysis in over 1,500 patients—provide the foundation of our rationale for developing atacicept further in LN, a severe renal manifestation of SLE.

Planned phase 3 clinical trial design

Our Phase 3, randomized, parallel-group, double-blind, placebo-controlled, multicenter, multinational study will evaluate the efficacy and safety of atacicept vs placebo in patients with LN. The clinical trial consists of a 104-week double blind treatment period, followed by a 52-week open label treatment period and a 26-week safety follow-up period. The trial, as shown in Figure 14 below, will assess atacicept 150 mg once weekly subcutaneous injections versus placebo. The primary endpoint is complete renal response at 52 weeks.

Figure 14: Planned phase 3 clinical trial design

MAU868 in reactivated BK infection among kidney transplant recipients

We are developing MAU868 as a potential treatment for reactivated BK infection in kidney transplant recipients. While up to 90% of healthy adults have been infected with BKV at some point in their lives, it remains latent in everyone except severely immunocompromised populations such as kidney transplant recipients. There are approximately 80,000 kidney transplants annually worldwide, with approximately 20,000 in the United States. Approximately 225,000 kidney allograft recipients are living in the United States. Waitlists to receive kidneys are long: approximately 3–5 years and 75,000 people long in the United States. Up to 12% of transplants per year are re-transplants, which further limits organ availability for new patients. BKV is a polyoma virus that is tropic to the kidney and bladder tissue and can reactivate with the immunosuppression required for kidney transplant. This reactivation can cause BKVN, a condition in which BK infection, typically first identified as BK viremia, triggers inflammation, which then progresses to renal fibrosis and tubular injury; as shown in Figure 15, BKVN is a leading cause of allograft loss, a devastating outcome for kidney transplant recipients.

Figure 15: Graft survival (%) in kidney transplant patients is worse with BKVN

100
80
60
40
20
0
47%
80%
Patients with BKVN
Patients without BKVN

Currently, there are no approved treatment options for BK viremia or BKVN. We shared full Cohort 1 and Cohort 2 results in 2022 from the Phase 2 trial conducted by Amplyx, and plan to initiate a Phase 2b or Phase 3 clinical trial, pending alignment with regulatory authorities. We believe that MAU868 has the potential to become standard of care for the treatment of BK viremia in order to prevent devastating consequences such as BKVN.

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

BKVN disease burden and diagnosis

BKVN may lead to allograft injury and in some cases, allograft loss. Up to 24–60% of all graft losses are due to BKV-associated disease. The average cost of a kidney transplant in the United States is over $440,000. Pre-transplant, recipients are typically on dialysis, for which the cost is approximately $90,000 per year; there is an approximate 450% increase in annual medical cost to treat transplant recipients who experience graft loss.

Most institutions monitor for BK in both the urine, through PCR and urinalysis, and plasma, via PCR. It is common practice to screen kidney transplant recipients for BK viremia via PCR test monthly in the first six months post-transplant and then every three months until two years post-transplant, after which patients are typically screened annually. Also, at any sign of allograft dysfunction, physicians will test for BK viremia. Viral load levels >1000 copies/mL are considered positive for BK viremia, and levels >10,000 copies/mL are considered presumptive BKVN. Kidney allograft biopsy is considered the gold standard for diagnosing BKVN. Late diagnosis of BKV can lead to irreversible renal function decline and poor treatment outcomes.

Kidney transplant market opportunity

An estimated 80,000 kidney transplants are conducted globally each year, with approximately 20,000 in the United States, 20,000 in Europe, 1,500 in Japan, and 10,000 in China. Approximately 225,000 kidney allograft recipients are living in the United States. Waitlists to receive kidneys are long: 3–5 years and 75,000 people deep in the United States. Up to 12% of transplants per year are re-transplants, which further limits organ availability for new patients. Approximately 15% of kidney transplant recipients develop BK viremia. Patients can be risk stratified for BK viremia based on the degree of immunosuppression employed, which is related to the degree of human leukocyte antigen (HLA) match between the graft and recipient; the greater the mismatch, the more intense immunosuppression required, which increases the risk of BKV reactivation.

We estimate the market for a novel agent to treat reactivated BK infection in kidney transplant recipients to be a large commercial opportunity. We believe that MAU868 has the potential to become standard of care for the treatment of reactivated BK infection in order to prevent devastating consequences following kidney transplantation such as BKVN and graft loss.

Current standard of care for kidney transplant patients with BK viremia

Currently, there is no approved treatment specific to BKV. Upon detection of BK viremia, physicians’ first line of defense is to reduce immunosuppression with the goal of restoring CD4+ and CD8+ T cell immunity without causing acute rejection. Initial modification will typically consist of lowering MMF by 50% followed by a reduction in tacrolimus by 50%. If no improvement is observed, use of MMF and tacrolimus will be stopped and dose of prednisone will be increased. Other agents such as intravenous immunoglobulin (IVIG), leflunomide, and cidofovir, are occasionally used—but all have limited data and both leflunomide and cidofovir have serious safety concerns. After development of BKVN, patients have limited options and may continue to receive antivirals or IVIG. Physicians are not satisfied with current treatment options for BKV and highlight that there is a significant unmet need for a viable therapy.

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

Our solution: MAU868 / scientific rationale

MAU868 is a human monoclonal antibody (IgG1/l isotype subclass) directed against the major viral capsid protein of BKV, VP1, which is essential for binding to and infection of new cells, as shown in Figure 16. MAU868 neutralizes all four serotypes of BKV at sub-nanomolar concentrations and has a high barrier to resistance in vitro (resistant isolates of BKV were not selected in vitro at any of the concentrations of MAU868 investigated). MAU868 is being developed for the treatment of BKV disease in kidney transplant recipients (BKV nephropathy) and being considered for HSCT recipients (BKV-associated hemorrhagic cystitis). MAU868 also has neutralizing activity in vitro against the closely related JC virus, the cause of progressive multifocal leukoencephalopathy.

Figure 16: MAU868 blocks BK virion binding

Clinical development of MAU868

Phase 1

A first-in-human, randomized, blinded, placebo-controlled, single ascending dose study to assess the safety, tolerability, and pharmacokinetics of MAU868 following IV or SC administration to healthy adult subjects was performed. Administration of up to 100 mg/kg MAU868 IV and 3 mg/kg MAU868 SC were safe and well tolerated. No deaths or serious adverse events were reported, and there were no adverse events that led to the discontinuation of the drug or the study.

Ongoing phase 2

A Phase 2 randomized, double-blind, placebo-controlled clinical trial designed to assess the safety, tolerability, and efficacy of MAU868 for the treatment of allograft-threatening BKV infection in kidney (or kidney-pancreas) transplant recipients is ongoing. Up to 36 patients with BK viremia will participate in 1 of 3 sequential cohorts. As shown in Figure 17, each cohort was designed to randomize approximately 12 patients (8 to MAU868 and 4 to placebo), for which Cohort 1 (1350 mg IV approximately every 28 days for a total of 4 doses) and Cohort 2 (6750 mg IV on Day 1, 1350 mg IV every 28 days for 3 additional doses) have completed dosing.

The primary objective of the clinical trial is to assess the safety and tolerability of MAU868, with secondary objectives to assess the impact of MAU868 on BKV related outcomes. MAU868 has been shown in an interim analysis of week 12 data from Cohorts 1 and 2 to be well-tolerated and showed a greater proportion of patients with decrease in BK plasma viral load versus placebo.

At ASN 2022, final results from the Phase 2 clinical trial of MAU868 versus placebo showed that MAU868 was well tolerated and demonstrated clinically meaningful reductions in BK antiviral activity through 36 weeks in kidney transplant patients with BK viremia.

Figure 17: MAU868 phase 2 clinical trial design

Future clinical trials

We plan to initiate a Phase 2b or Phase 3 clinical trial.

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

Pathophysiology of BK virus reactivation in HSCT

HSCT patients, particularly those who have received allogeneic transplants, are at high risk of various infectious diseases due to immunodeficiency. During the early post-engraftment period, BKV is a common cause of hemorrhagic cystitis. Patients are at highest risk for BKV cystitis three to six weeks following HSCT. Myeloablative conditioning regimen in the setting of human leukocyte antigen (HLA) mismatch is a particular risk factor for BK reactivation. Viruria occurs in approximately half of allogeneic and less than 10% of autologous HSCT recipients. BK viremia > 10,000 copies/mL has been shown to be predictive of renal and urologic outcomes in HSCT patients.

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

HSCT market opportunity

The primary addressable patient segment initially is for the treatment of symptomatic BKV cystitis, including hemorrhagic cystitis. Other potential segments may include prophylaxis in high-risk patients and treatment of BK viremia. BK viremia is not currently screened for until symptoms of cystitis occur, but this is likely to change once physicians have an effective treatment available.

An estimated 50,000 allogeneic HSCTs are conducted globally each year, with approximately 10,000 in the United States, 16,000 in Europe, 3,500 in Japan, and 2,500 in China. An estimated 57,000 autologous HSCTs are conducted globally each year, with approximately 17,000 in the United States, 27,000 in Europe, 2,500 in Japan, and 1,800 in China. Approximately 15% of allogeneic recipients and 5% of autologous recipients develop BK cystitis, including hemorrhagic cystitis.

Current standard of care for BKV cystitis in HSCT patients

Upon diagnosis of BKV-associated cystitis, physicians consider reducing immunosuppression—with initial modification typically consisting of lowering MMF by 50% or modifying the tacrolimus dose. This reduction of immunosuppression must be balanced with consideration for increased risk of acute Graft versus Host Disease (GvHD). Antivirals such as low-dose cidofovir and leflunomide as well as IVIG are used in patients whose BKV does not resolve after a reduction of immunosuppression, or in patients where reduction in immunosuppression is viewed as too high risk (i.e., instances of HLA mismatch or prior history of GvHD). However, there is not robust clinical trial evidence supporting use of these agents in this setting. Symptomatic treatments for severe bleeding due to hematuria include red blood cell transfusions, bladder embolization or cystectomy. For HSCT patients, physicians’ primary concerns are acute GvHD and cytomegalovirus (CMV) reactivation moreso than BKV, though they continue to view BKV cystitis as an area of high unmet need.

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

In consideration for the rights granted under the Ares Agreement, we issued 22,171,553 shares of our Series C redeemable convertible preferred stock to Ares at the time of the initial closing of our Series C redeemable convertible preferred stock financing in October 2020, representing ownership of approximately 10% on a fully diluted basis. As additional consideration under the Ares Agreement, we paid Ares $25.0 million upon delivery and initiation of the transfer of specified information and supply of drug product and drug substance and we are required to pay Ares aggregate milestone payments of up to $ 176.5 million upon the achievement of specified BLA filing or regulatory approvals in the United States, Europe and Japan (the first of which consists of a $15.0 million payment upon filing of the BLA), and aggregate milestone payments of up to $515.0 million upon the achievement of specified commercial milestones. Commencing on the first commercial sale of licensed products, we are obligated to pay tiered royalties of low double-digit to mid-teen percentages on annual net sales of the products covered by the license. Our obligation to pay royalties will expire on a licensed product-by-licensed product and country-by-country basis until the latest of (i) 15 years after the first commercial sale of such licensed product in such country; (ii) the expiration of the last valid claim of a licensed patent that covers such licensed product in, or its use, importation or manufacture with respect to, such country; and (iii) expiration of all applicable regulatory exclusivity periods in such country with respect to such licensed product. In the event we sublicense our rights under the Ares Agreement, we are obligated to pay Ares a percentage ranging from the mid single-digit to the low double-digits of specified sublicensing income received.

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

As of December 31, 2022, we have licensed, including pursuant to sublicenses, from Ares, an affiliate of Merck KGaA, Darmstadt, Germany, a patent portfolio related to atacicept that contains approximately seven issued U.S. patents, as well as certain foreign counterparts of a subset of these patents in foreign countries, including Australia, Brazil, Canada, China, Hong Kong, Israel, India, Japan, Mexico, Singapore, South Korea, South Africa, and countries within the European Patent Convention and the Eurasian Patent Organization. The issued patents include claims covering methods of purifying atacicept, formulations and various methods of treatment, and are expected to expire between 2027 and 2029, without considering any patent term extension.

There is also a pending U.S. application as well as certain foreign counterparts directed to treatment of IgAN and proteinuria. Patents that issue in this family are expected to expire in 2041.

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

As of December 31, 2022, our patent portfolio licensed from Novartis and covering MAU868 includes three issued U.S. patents with claims covering the composition of matter of MAU868, and methods of neutralizing BKV or JC virus as well as methods of treating or reducing the likelihood of BKV or JC virus associated disorders. The U.S. patents are expected to expire in 2036. Corresponding foreign counterparts are granted in Australia, China, Japan, Mexico, Macau and Taiwan, and pending in other jurisdictions such as Canada, Mexico, Europe, Israel and Japan. The foreign patents are expected to expire in 2036.

In addition, an application co-owned with and licensed from Novartis that is directed to dosing regimens for MAU868 is pending as a U.S. application as well as certain foreign counterparts. Patents that issue in this family are expected to expire in 2041.

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

We acquired approximately 35,000 PFS of atacicept, representing all three strengths, 25 mg, 75 mg and 150 mg, of atacicept and approximately 25,000 PFS of placebo, as part of the Ares Agreement. This drug product was used to initiate the Phase 2b ORIGIN trial. Additionally, we acquired 6 kg of atacicept drug substance which has subsequently been converted into drug product to supply both the ongoing Phase 2b ORIGIN trial and to support our future clinical trials through the first quarter of 2026.

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

MAU868

We plan to develop MAU868 for the treatment of BK viremia in kidney transplant as an initial indication, which has strong commercial synergies with our plans for atacicept. We believe that the prescribing physicians for MAU868 in renal transplant, if approved, will be a subset of the IgAN treating physicians, and plan to conduct an assessment of call point overlap. The launch of this indication, if prior to the atacicept launch, would require a smaller specialty commercial infrastructure build focused on educating and engaging treating physicians, including transplant nephrologists, partnering with kidney transplant organizations, and ensuring market access for patients. If prior to the atacicept launch, we would plan to leverage this infrastructure for eventual atacicept sales and marketing activities.

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

Atacicept in IgAN

Despite a high level of morbidity for IgAN, the current standard of care consists of off-label use of RAAS inhibitors, including ACE inhibitors and ARBs, and potentially steroids. Atacicept, if and when approved and successfully commercialized, may compete with these existing approaches and with any new therapies that may become available in the future. Sodium-glucose cotransporter-2 (SGLT2) inhibitors, including AstraZeneca plc’s (AstraZeneca) Farxiga, which is approved for chronic kidney disease, is becoming the standard-of-care in some geographies including the United States. Among emerging therapies, we consider our most direct competitors with respect to atacicept in IgAN to be approved products: the reformulated steroid from Calliditas Therapeutics AB, and endothelin and angiotensin II receptor antagonist from Travere Therapeutics, Inc.; programs in Phase 3 clinical development: Visterra Inc., Otsuka Pharmaceutical Co., Ltd., Novartis, Omeros Corporation, Alnylam Pharmaceuticals Inc., and Chinook Therapeutics Inc.; and the following companies with programs in Phase 2 of clinical development: Chinook Therapeutics Inc., Reata Pharmaceuticals, Inc., RemeGen Co., Ltd., Ionis Pharmaceuticals, Inc., AstraZeneca, and DiaMedica Therapeutics, Inc.

Atacicept in LN

In LN, prior to December 2020, there had been no approved therapies, and the standard-of-care has consisted of a number of non-specific therapies, including MMF, steroids, CYC, rituximab, calcineurin inhibitors, AZA, and HCQ, dependent on class of disease and whether a patient was cycling through the induction or maintenance phase of therapy. Paradigms are evolving with the FDA approvals of GlaxoSmithKline plc’s Benlysta (belimumab) and Aurinia Pharmaceuticals Inc.’s Lupkynis (voclosporin), both of which we consider to be direct competitors. Our competitors include: Roche Holding AG and Novartis Pharmaceuticals Corporation, each of which have programs in Phase 3 clinical development; and BeiGene Ltd., Janssen Pharmaceuticals, Inc., AstraZeneca, Alexion Pharmaceuticals Inc. (Alexion), Omeros Corporation, Kezar Life Science Inc., Bristol Myers Squibb, Boehringer, and Novartis Pharmaceuticals Corporation, each of which have programs in Phase 2 clinical development.

MAU868

There are currently no anti-BKV therapies approved, either in the kidney transplant or HSCT setting. The standard of care in both settings is to reduce immunosuppression as a first line, and potentially to offer IVIG in kidney transplant recipients or antivirals with limited clinical evidence, including leflunomide and cidofovir, in either setting. There are few industry-sponsored programs in development for these indications; we consider our most direct competitor to be Allovir’s multi-virus specific T-cell therapy, posoleucel, which is in a Phase 2 clinical trial for BK viremia in kidney transplant recipients, a Phase 3 clinical trial for treatment of virus-associated cystitis, and a Phase 2 clinical trial in multi-virus prevention following allogeneic HSCT.

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

Conditional approval and accelerated assessment

As per Article 14(7) of Regulation (EC) 726/2004, a medicine that would fulfill an unmet medical need may, if its immediate availability is in the interest of public health, be granted a conditional marketing authorization on the basis of less complete clinical data than are normally required, subject to specific obligations with defined timelines being imposed on the authorization holder. The list of these obligations shall be made publicly accessible. In order for a conditional marketing authorization to be granted, the CHMP must find that all of the following criteria are met: (i) the benefit-risk balance of the medicine is positive; (ii) it is likely that the applicant will be able to provide comprehensive data post-authorization; (iii) the medicine fulfils an unmet medical need; and (iv) the benefit of the medicine’s immediate availability to patients is greater than the risk inherent in the fact that additional data are still required. Such an authorization shall be valid for one year, on a renewable basis.

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

European and United Kingdom data collection and processing

The collection, receipt, storage, generation, transfer, access, protection, securing, disposal, transmittal, sharing, use, disclosure and other processing (commonly referred to as processing) of health-related and other personal information about clinical trials participants and other individuals in Europe is governed by the European Union’s General Data Protection Regulation (GDPR and in the UK, is governed by the European Union (Withdrawal) Act 2018 and the UK Data Protection Act 2018 (UK GDPR)). The GDPR and UK GDPR require companies to, among other things, give detailed disclosures about how they are processing personal information; ensure any consents relied on to process personal information (including special categories of personal information, such as health information) meet the stricter GDPR requirements; contractually impose data protection measures on vendors entrusted with personal information; maintain adequate data security measures; notify regulators and affected individuals of certain data breaches; meet extensive privacy governance and documentation requirements; honor individuals’ data protection rights, including their rights to access, correct and delete their personal information; and refrain from transferring personal information from Europe or the UK to most other countries unless specific safeguards can be implemented. Companies that violate the GDPR or UK GDPR can face private litigation, prohibitions on data processing and heavy fines. Complying with the GDPR and UK GDPR may be costly and require us to limit our activities in Europe. If our efforts to comply are not successful, we may face litigation, reputational harm, significant penalties and other liabilities.

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

Other healthcare laws and regulations and legislative reform

Healthcare laws and regulations

Healthcare providers and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our operations, including any arrangements with healthcare providers, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws that may affect the business or financial arrangements and relationships through which we conduct research and would market, sell and distribute our products. The healthcare laws that may affect our ability to operate include, but are not limited to:

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

There have been executive, judicial and congressional challenges to certain aspects of the Affordable Care Act as well as efforts to repeal or replace certain aspects of the Affordable Care Act. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the IRA) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act.

In addition, there have been and continue to be a number of initiatives at the United States federal and state levels that seek to reduce healthcare costs. In 2011, the U.S. Congress enacted the Budget Control Act, which included provisions intended to reduce the federal deficit. The Budget Control Act resulted in the imposition of 2% reductions in Medicare payments to providers beginning in 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect through 2031, absent additional congressional action. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. If government spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA, to continue to function at current levels, which may impact the ability of relevant agencies to timely review and approve research and development, manufacturing and marketing activities, which may delay our ability to develop, market and sell any product candidates we may develop. In addition, any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented, or any significant taxes or fees that may be imposed on us, as part of any broader deficit reduction effort or legislative replacement to the Budget Control Act, could have an adverse impact on our anticipated product revenues.

Furthermore, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several congressional inquiries and proposed legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient assistance programs and reform government program reimbursement methodologies for drug products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. It is difficult to predict the future legislative landscape in healthcare and the effect on our business, results of operations, financial condition and prospects. However, we expect that additional state and federal healthcare reform measures will be adopted in the future, particularly in light of the new presidential administration.

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

Employees and human capital resources

As of December 31, 2022, we had a total of 46 full-time employees. We employ physicians, professionals in research and development, clinical, regulatory, manufacturing, marketing, finance and legal and other functions that are important to our business. We are not a party to any collective bargaining agreements. We use temporary workers such as consultants and advisors in certain instances when we think it is in the best interests of our business.

Attracting, developing, and retaining highly qualified individuals are key to our success. To do so, we believe we offer competitive compensation packages—inclusive of base salary, bonus, and equity, and benefits. We also sought to establish a values-based culture centered around our core values of collaboration, accountability, and empathy for patients to enhance the working environment for our current employees and to attract our desired candidates.

Facilities

We are occupying 9,885 square feet of office space at 8000 Marina Boulevard in Brisbane, California though November 2024. We also have leased 24,606 square feet of office and lab space at 170 Harbor Way in South San Francisco, California. This space is currently subleased through the term of the lease, ending September 2025.

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

Item 1A. Risk Factors.

Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes. If any of the following risks actually occur, it could harm our business, prospects, operating results and financial condition and future prospects. In such event, the market price of our Class A common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Annual Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Annual Report.

Risks related to our financial position and need for additional capital

We have not completed any clinical trials for our lead product candidate, atacicept, and have no products approved for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.

We are a late clinical-stage biotechnology company and we have no products approved for commercial sale, have not generated any revenue from product sales and have incurred losses since inception. To date, we have devoted substantially all of our resources and efforts to organizing and staffing our company, business planning, executing partnerships, raising capital, acquiring, developing and securing our technology and product candidates, completing the Phase 2b clinical trial of atacicept in patients with IgAN and planning the Phase 3 clinical trial of atacicept in patients with LN, supporting clinical development of MAU868 and manufacturing atacicept and MAU868 clinical drug supply. We have not yet demonstrated our ability to successfully complete any clinical trials with respect to our product candidates, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult to accurately predict our future success or viability than it could be if we had a longer operating history.

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

As of December 31, 2022, we had $114.7 million in cash, cash equivalents and marketable securities. In December 2021, we entered into the Loan Agreement with Oxford, as amended in November 2022, providing us with up to $25.0 million of borrowing capacity, after $5.0 million was funded at closing of the Loan Agreement in December 2021, and $20.0 million was funded in November 2022. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months subsequent to the issuance date of the financial statements appearing elsewhere in this Annual Report. Our estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic nature of our business and the macroeconomic and geopolitical environment generally. We anticipate that our expenses will increase substantially if, and as, we:

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
•
attract, develop and retain additional clinical, scientific, quality control, and manufacturing management and administrative personnel;
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

In January 2023, we announced our plan to prioritize and focus our current resources on the advancement of atacicept in IgAN into a pivotal Phase 3 trial. As a result, we are delaying enrollment in the pivotal Phase 3 trial for LN and commitment of resources to the MAU868 program.

We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. Adequate additional financing may not be available to us on acceptable terms, or at all. Adverse geopolitical and macroeconomic developments, such as the recent and potential future disruptions in access to bank deposits and lending commitments due to bank failures, the ongoing military conflict between Russia and Ukraine and related sanctions, actual and anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation, and ongoing effects of the COVID-19 pandemic, could affect our ability to access capital as and when needed. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our research-stage programs, clinical trials or future commercialization efforts.

We have incurred net losses since inception, and we expect to continue to incur net losses for the foreseeable future. In addition, we may be unable to continue as a going concern over the long-term.

We have incurred net losses in each reporting period since the commencement of our operations and have not generated any revenue from product sales to date. We had net losses of $89.1 million and $32.6 million for the years ended December 31, 2022 and 2021, respectively. We had an accumulated deficit of $213.1 million as of December 31, 2022. Our losses have resulted principally from expenses incurred in research and development and from management and administrative costs and other expenses that we have incurred while building our business infrastructure, a significant portion of which were incurred resulting from our efforts to develop gamma-PNA chemistry and triplex gene editing for therapeutic use, which we discontinued in September 2020. Our product candidates are in clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing our product candidates in one of our lead indications, we expect that we will continue to incur substantial research and development and other expenses as we continue the clinical development programs for our product candidates in other indications.

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
•
defending against third-party interference, infringement or other intellectual property-related claims, if any; and
•
attracting, developing and retaining qualified personnel.

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

The Loan Agreement provides us with up to $25.0 million of borrowing capacity, after $5.0 million was funded at closing of the Loan Agreement in December 2021 and $20.0 million was funded in November 2022. Our overall leverage and certain obligations and affirmative and negative covenants contained in the related documentation could adversely affect our financial health and business and future operations by limiting our ability to, among other things, satisfy our obligations under the Loan Agreement, refinance our debt on terms acceptable to us or at all, plan for and adjust to changing business, industry and market conditions, use our available cash flow to fund future acquisitions and make dividend payments, and obtain additional financing for working capital, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity.

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

Our future success is heavily dependent on our ability to timely complete clinical trials, obtain marketing approval for and successfully commercialize our product candidates. We expect that a substantial portion of our efforts and expenses over the next several years will be devoted to the development of atacicept in our ongoing clinical trials of atacicept in patients with IgAN and LN, as well as our efforts to evaluate atacicept in MAU868 in kidney transplant recipients. In the near-term, we plan to prioritize and focus our current resources on the advancement of atacicept in IgAN into a pivotal Phase 3 trial. As a result, we are delaying enrollment in the pivotal Phase 3 trial for LN and any commitment of resources to the MAU868 program.

We plan to invest significant efforts and financial resources in the research and development of our product candidates, which will require additional clinical development, evaluation of clinical, nonclinical and manufacturing activities, marketing approval from government regulators, and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote our product candidates before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals. Should our planned clinical development of atacicept in patients with IgAN and LN or MAU868 in kidney transplant recipients fail to be completed in a timely manner or at all, we will need to rely on clinical development of atacicept or MAU868 in additional indications, which will require more time and resources to obtain regulatory approval and proceed with commercialization, and may ultimately be unsuccessful. We cannot assure you that our planned clinical development programs for our product candidates will be completed in a timely manner, or at all, or that we will be able to obtain approval for atacicept or MAU868 from the FDA or comparable foreign regulatory authorities. If we are unable to complete development of, obtain regulatory approval for and commercialize our product candidates in one or more indications and in a timely manner, our business, financial condition, results of operations and prospects will be significantly harmed.

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
•
delays in enrollment by subjects, or completion of the trial by subjects, or delays in manufacturing due to the continuing effects of the COVID-19 pandemic;
•
delays in enrollment due to a shift in our prioritization and dedication of resources towards other product candidates or indications;

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

Identifying and qualifying patients to participate in our clinical trials is critical to our success. We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials, and even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. In particular, as a result of the inherent difficulties in diagnosing IgAN, the availability of competitive products such as TARPEYO and FILSPARI, and the significant competition for recruiting the limited number of patients who have the diseases for which our product candidates are being developed, there may be delays in enrolling the patients we need to complete clinical trials on a timely basis, or at all. Although we have engaged certain third-party investigators to assist with patient enrollment, there can be no assurance that we will be able to maintain our relationships with such third parties or that such third parties will be successful in helping us identify patients.

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
•
a shift in our prioritization and dedication of resources towards other product candidates or indications; and
•
competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating.

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

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

We have limited financial and human resources. In January 2023, we announced our plan to prioritize and focus our current resources on the advancement of atacicept in IgAN into a pivotal Phase 3 trial. As a result, we are delaying enrollment in the pivotal Phase 3 trial for LN and are any commitment of resources to the MAU868 program. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

The biotechnology industry is intensely competitive and subject to rapid and significant technological change. Our competitors include multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. The current standard-of-care for IgAN consists of treatment with RAAS inhibitors, (ACE inhibitors or ARBs), to control blood pressure, or steroids with or without other immunosuppressive agents to non-specifically reduce inflammation. SGLT2 inhibitors, including AztraZeneca’s Farxiga, which is approved for chronic kidney disease, is becoming the standard-of-care in some geographies including the United States. Among emerging therapies, we consider our most direct competitors with respect to atacicept in IgAN to be approved products: the reformulated steroid from Calliditas Therapeutics AB, and endothelin and angiotensin II receptor antagonist from Travere Therapeutics, Inc.; programs in Phase 3 clinical development: Visterra Inc., Otsuka Pharmaceutical Co, Ltd., Novartis Pharmaceuticals Corporation, Omeros Corporation, and Chinook Therapeutics Inc.; and the following companies with programs in Phase 2 of clinical development: Chinook Therapeutics Inc., Reata Pharmaceuticals, Inc., RemeGen Co., Ltd., Ionis Pharmaceuticals, Inc., AstraZeneca, and DiaMedica Therapeutics, Inc.

In LN, prior to December 2020, there had been no approved therapies, and the standard-of-care has consisted of a number of non-specific therapies, including MMF, steroids, cyclophosphamide, rituximab, calcineurin inhibitors, azathioprine, and hydroxychloroquine, dependent on class of disease and whether a patient was cycling through the induction or maintenance phase of therapy. Paradigms are evolving with the FDA approvals of GlaxoSmithKline plc’s Benlysta (belimumab) and Aurinia Pharmaceuticals Inc.’s Lupkynis (voclosporin), both of which we consider to be direct competitors. Our competitors include: Roche Holding AG, Novartis Pharmaceuticals Corporation, and RemeGen Co., Ltd., each of which have programs in Phase 3 clinical development; and BeiGene Ltd., Janssen Pharmaceuticals, Inc., AstraZeneca, Alexion, Omeros Corporation, Kezar Life Science Inc., Bristol Myers Squibb, Boehringer, and Novartis Pharmaceuticals Corporation, each of which have programs in Phase 2 clinical development.

In the kidney transplant or HSCT setting, there are currently no anti-BKV therapies approved. The standard of care in both settings is to reduce immunosuppression as a first line, and potentially to offer intravenous immune globulin (IVIG) in kidney transplant recipients or antivirals with limited clinical evidence, including leflunomide and cidofovir, in either setting. There are few industry sponsored programs in development for these indications; for example, Memo Therapeutics AG’s MTX-005, a monoclonal antibody targeting BKV has recently commenced Phase I clinical trials. Additionally, Allovir’s multi-virus specific T-cell therapy, Posoleucel is in a Phase 2 clinical trial for BK viremia in kidney transplant recipients, a Phase 3 clinical trial for treatment of virus-associated cystitis, and a Phase 2 clinical trial in multi-virus prevention following allogeneic HSCT.

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
•
the timing of market introduction of the product candidate as well as competitive products, such as TARPEYO and FILSPARI;
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

We are currently seeking orphan drug designation from the FDA for atacicept for the treatment of IgAN. We are required to provide evidence that IgAN meets the orphan criteria as specified by the FDA and the EMA. Under the Orphan Drug Act, the FDA may designate a drug product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States but where there is no reasonable expectation to recover the costs of developing and marketing a treatment drug in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and application fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. However, orphan drug designation neither shortens the development time nor regulatory review time of a product candidate nor gives the candidate any advantage in the regulatory review or approval process.

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

We may in the future seek an accelerated approval for atacicept, MAU868 or future product candidates we may develop. For example, if the results from our Phase 3 trial of atacicept in patients with IgAN are positive, we may seek accelerated approval with the FDA based on this trial, which we may not be granted. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. For example, UPCR is an accepted surrogate primary endpoint for clinical trials in IgAN, which could allow for a faster path to commercialization than rate of change/slope in glomerular filtration rate (GFR). We may seek accelerated approval based on the UPCR endpoint. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. Use of the accelerated approval pathway would entail submission of a BLA under Subpart E of the FDA regulations with week 36 UPCR surrogate endpoint data while completing the Phase 3 trial to collect eGFR data to demonstrate improvement in kidney function. If granted, accelerated approval is usually contingent on the sponsor’s agreement to complete ongoing trials and/or conduct, in a diligent manner, additional post-approval confirmatory studies to verity and describe the drug’s clinical benefit and to report regulatory to the FDA on progress on such trials. Additionally, unless and until converted to full approval at the time of satisfying the conditions of any accelerated approval letter, the sponsor must submit any promotional materials for the accelerated approval drug to FDA at least 30 days prior to use. Third-party payors may refuse to provide coverage or reimbursement for the drug until the confirmatory studies are complete. Additionally, if such post-approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug.

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the Affordable Care Act. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Moreover, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is also unclear how any healthcare reform measures of the Biden administration will affect the Affordable Care Act and our business.

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

Moreover, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement-constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions to our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) personal data and other sensitive information, including proprietary and confidential business information, trade secrets, intellectual property, information we collect about trial participants in connection with clinical trials, and sensitive third-party information (collectively, sensitive information). Our data processing activities subject us to numerous obligations relating to data privacy and security, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual obligations and other obligations that govern the processing of sensitive information by us and on our behalf.

Outside the United States, an increasing number of laws, regulations and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR and United Kingdom’s GDPR, collectively GDRP, Canada’s Personal Information Protection and Electronic Documents Act, or PIPEDA, Australia’s Privacy Act, India’s Information Technology Act, and South Korea’s Personal Information Protection Act impose strict requirements to the processing of personal information, including clinical trials participants and other individuals. For instance, companies that violate the GDPR can face private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests, temporary or definitive prohibitions on data processing and other corrective actions, fines of up to the greater of 20 million Euros under the EU GDPR / 17.5 million pounds under the UK GDPR, or 4% of their worldwide annual revenue, whichever is higher.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area, or EEA, and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the

United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data to recipients outside Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations. Additionally, companies that transfer personal data to recipients outside of the EEA and/or UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators individual litigants and activist groups.

In the United States federal, state and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal information privacy laws, consumer protection laws (e.g. Section 5 of the Federal Trade Commission Act), other similar laws (e.g. wiretapping laws). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security and transmission of individually identifiable health information. Additionally, the California Consumer Privacy Act of 2018, or CCPA, applies to personal information of consumers, business representatives, and employees, and requires covered businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA also provides for civil penalties for noncompliance of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, the California Privacy Rights Act of 2020, or CPRA, expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law. Other states, such as Virginia and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.

In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and may become directly subject to such obligations in the future. We are also bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful.

We also publish privacy policies, marketing materials, and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials, or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

Our obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our information processing practices and policies, divert resources from other initiatives and projects, including increased costs related to insurance, cybersecurity and information technology, and could restrict the way products and services involving data are offered, all of which could significantly harm our business, financial condition, results of operations and prospects.

Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third party partners (such as contract research organizations and clinical trial sites) may fail (or be perceived to have failed) to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to operate our business and proceedings against us by governmental entities or others. If we fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal information; orders to destroy or not use personal information; and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process sensitive information or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

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

Our results of operations could be adversely affected by general conditions in the global economy, the global financial markets, and adverse geopolitical and macroeconomic developments. U.S. and global market and economic conditions have been, and continue to be, volatile due to many factors, including recent and potential future disruptions in access to bank deposits and lending commitments due to bank failures, supply chain challenges, the conflict between Ukraine and Russia and related sanctions, increasing inflation rates and the responses by central banking authorities to control such inflation, and ongoing effects of the COVID-19 pandemic, among others. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, bank failures, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our manufacturers and our suppliers operate.

A severe or prolonged global economic downturn could result in a variety of risks to our business. For example, inflation rates, particularly in the United States, have increased recently to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. Recent bank failures have caused significant disruption in certain companies’ access to bank deposits and lending commitments and may continue to do so. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

In response to the invasion of Ukraine by Russia, the United States, United Kingdom and EU, along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter-measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability, supply chain continuity and reduced access to liquidity in both Europe and globally, and has introduced significant uncertainty into global markets. As a result, our business and results of operations, including conduct of global clinical trials with sites in eastern Europe and western Asia, may be adversely affected by the ongoing conflict between Ukraine and Russia and related sanctions, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict.

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

As an organization, we have never commercialized a product candidate, and we currently have limited marketing and no sales force, market access or distribution capabilities. To achieve commercial success for a product candidate, which we may license to others, we will rely on the assistance and guidance of those collaborators. For any product candidates for which we retain commercialization rights, we will have to develop our own sales, marketing and supply organization or outsource these activities to a third party.

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

As of December 31, 2022, we had 46 full-time employees, including 31 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we continue to operate as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including key aspects of clinical development and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third party service providers is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of atacicept, MAU868 and any other future product candidates we may develop or otherwise advance our business. We cannot assure you that we will be able to manage our existing third-party service providers or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize atacicept, MAU868 and any other future product candidates we may develop and, accordingly, may not achieve our research, development and commercialization goals.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts and Jobs Act of 2017 (Tax Act) enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) signed into law on March 27, 2020, modified certain provisions of the Tax Act. More recently, the Inflation Reduction Act of 2022 was enacted which includes provisions that will affect the U.S. federal income taxation of corporations, including imposing a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. In addition, it is uncertain if and to what extent various states will conform to such legislation or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense. Among the changes made by the Tax Act was a reduction of the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”. We continue to examine the impact this tax reform legislation may have on our business. We urge investors to consult with their legal and tax advisers regarding the implications of the Tax Act and other past and potential future changes in U.S. tax laws on an investment in our Class A common stock.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred losses during our history, we expect to continue to incur significant losses for the foreseeable future, and we may never achieve profitability. As of December 31, 2022, we had federal and state net operating loss (NOL) carryforwards of $92.3 million and $35.7 million, respectively, that will begin expiring in the year 2032 and 2036, respectively, if not utilized. We also have $82.1 million of federal NOL carryforwards as of December 31, 2022, that do not expire as a result of recent tax law changes. Our NOL carryforwards are subject to review and possible adjustment by the U.S. and state tax authorities. Our NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law. Under the Tax Act, as modified by the CARES Act, NOLs arising in tax years beginning after December 31, 2017, and before January 1, 2021 may be carried back to each of the five tax years preceding the tax year of such loss, and NOLs arising in tax years beginning after December 31, 2020 may not be carried back. Moreover, under the Tax Act as modified by the CARES Act, federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs may be limited to 80% of current year taxable income for tax years beginning after December 31, 2020. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. It is generally uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.

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

Continuing effects of the COVID-19 pandemic, could adversely impact our business, including our clinical trials.

As a result of the COVID-19 pandemic, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

The extent to which continuing effects of the COVID-19 pandemic continue to affect our business, clinical development, including our ongoing and planned preclinical studies and clinical trials, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, travel restrictions in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease, including the effectiveness and timing of vaccination programs in the United States and worldwide. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy as a whole. However, these effects could have negative impacts on our business, financial condition and results of operations.

In addition, to the extent continuing effects of the COVID-19 pandemic adversely affect our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.

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

Under the Amplyx Agreement, we made an upfront initial payment of $5.0 million. We are also obligated to make certain milestone payments to Amplyx in an aggregate amount of up to $7.0 million based on the achievement of certain regulatory milestones. Further, we are required to pay Amplyx low single digit percentage royalties on net sales of MAU868 on a country-by-country and product-by-product basis. In addition, pursuant to the Novartis Agreement, we are obligated to make certain milestone payments to Novartis in an aggregate amount of up to $62.0 million based on the achievement of certain clinical development, regulatory and sales milestones. Further, we are required to pay Novartis mid-to high-single digit percentage royalties based on net sales of MAU868 on a country-by-country and product-by-product basis. If milestone or other non-royalty obligations become due, we may not have sufficient funds available to meet our obligations, which will adversely affect our business operations and financial condition.

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

Similarly, changes in patent laws and regulations in other countries or jurisdictions, changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we may obtain in the future. Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States and Europe. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. For example, if the issuance in a given country of a patent covering an invention is not followed by the issuance in other countries of patents covering the same invention, or if any judicial interpretation of the validity, enforceability or scope of the claims or the written description or enablement, in a patent issued in one country is not similar to the interpretation given to the corresponding patent issued in another country, our ability to protect our intellectual property in those countries may be limited. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may materially diminish the value of our intellectual property or narrow the scope of our patent protection. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, a new unitary patent system will likely be introduced by the end of 2023, which would significantly impact

European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (UPC). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

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

We contract with third parties for the manufacture of atacicept and MAU868 drug products for our ongoing clinical trials, and expect to continue to do so for additional clinical trials of our product candidates and ultimately for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of atacicept, MAU868 or other product candidates necessary for the development or commercialization of atacicept, MAU868 or such other product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently have the infrastructure or internal capability to manufacture supplies of our product candidates for use in development and commercialization. We rely, and expect to continue to rely, on third-party manufacturers for the production of our product candidates for clinical trials under the guidance of members of our organization. We do not have long-term commercial supply agreements for atacicept or MAU868. Furthermore, the raw materials for our product candidates are sourced, in some cases, from a single-source supplier. If we were to experience an unexpected loss of supply of our product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials.

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
•
disruptions resulting from the effect of public health pandemics or epidemics (including, for example, the COVID-19 pandemic); and
•
the misappropriation of our proprietary information, including our trade secrets and know-how.

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

The trading price of our Class A common stock has been, and is likely to be, highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. For example, the closing price of our Class A common stock from January 1, 2022 to March 24, 2023, has ranged from a low of $5.41 to a high of $28.06. The stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

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
•
the public release of clinical trial data from companies perceived by investors to be comparable to us;
•
changes in the structure of healthcare payment systems;
•
share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•
announcement or expectation of additional financing efforts;
•
sales of our securities by us, our insiders or our other stockholders; and
•
general geopolitical, macroeconomic, industry and market conditions, including the recent and potential future disruptions in access to bank deposits and lending commitments due to bank failures, the conflict between Ukraine and Russia and related sanctions, economic slowdowns, recessions, inflation, rising interest rates, tightening of credit markets and continuing effects of the COVID-19 pandemic.

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

Our business could be negatively affected as a result of actions of activist stockholders, and such activism could impact the trading value of our securities.

Stockholders may, from time to time, engage in proxy solicitations or advance stockholder proposals, or otherwise attempt to effect changes and assert influence on our board of directors and management. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results and financial condition. A proxy contest would require us to incur significant legal and advisory fees, proxy solicitation expenses and administrative and associated costs and require significant time and attention by our board of directors and management, diverting their attention from the pursuit of our business strategy. Any perceived uncertainties as to our future direction and control, our ability to execute on our strategy, or changes to the composition of our board of directors or senior management team arising from a proxy contest could lead to the perception of a change in the direction of our business or instability which may result in the loss of potential business opportunities, make it more difficult to pursue our strategic initiatives, or limit our ability to attract and retain qualified personnel and business partners, any of which could adversely affect our business and operating results. If individuals are ultimately elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders. We may choose to initiate, or may become subject to, litigation as a result of the proxy contest or matters arising from the proxy contest, which would serve as a further distraction to our board of directors and management and would require us to incur significant additional costs. In addition, actions such as those described above could cause significant fluctuations in our stock price based upon temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

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

We have implemented measures designed to improve our internal control over financial reporting that have remediated this material weakness, including the following:

•
We have formalized our internal control documentation and strengthened supervisory reviews by our management; and

•
We have added full-time and contract accounting personnel and segregated duties amongst accounting personnel.

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

As of December 31, 2022, there were 27,800,861 shares of Class A common stock outstanding and held of record by 26 stockholders and no shares of Class B common stock outstanding. The number of record holders of our Class A common stock does not include DTC participants or beneficial owners holding shares through nominee names. Subsequent to our follow-on public offering in February 2023, the resale of shares of Class A common stock held by our officers and directors is currently prohibited or otherwise restricted until April 3, 2023, as a result of lock-up agreements entered into by our officers and directors with the underwriters in connection with such offering. The representatives of the underwriters may release some or all of the shares of common stock subject to lock-up agreements at any time in their sole discretion and without notice, which would allow for earlier sales of shares in the public market.

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

General risk factors

If our information technology systems or data, or those of any of our third-party partners (such as contract research organizations and clinical trial sites), are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruption of our business operations; reputational harm; additional costs; loss of revenue or profits; and other adverse consequences.

In the ordinary course of business, we and our third-party partners (such as contract research organizations and clinical trial sites) may process proprietary, confidential and sensitive information, including personal information (such as health-related information), intellectual property and trade secrets (collectively, sensitive information).

As a result, we and our third party partners (such as contract research organizations and clinical trial sites) are vulnerable to a variety of evolving threats. Cyberattacks, malicious internet-based activity, and online and offline fraud and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of our third-party partners. These threats are prevalent, continue to rise, and are becoming increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.

These threat actors, such as personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts , we and our third party partners (such as contract research organizations and clinical trial sites) may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks that could materially disrupt our systems, operations, supply chain, and ability to produce, sell and distribute our services.

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

In particular, ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of information and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

Remote work has become more common and has increased risk to our information technology systems and sensitive information, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

In addition, our reliance upon third-party partners and technologies to operate critical business systems and to process sensitive information could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We rely on third-party partners in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, content delivery to customers, and other functions. We also rely on third-party partners to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place. If our third-party partners experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party partners fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third-party partners. A security incident or other interruption could disrupt our ability (and that of our third-party partners (such as contract research organizations and clinical trial sites)) to provide our products. We may expend significant resources or modify our business activities (including our clinical trial activities) in an effort to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

While we have developed systems and processes designed to protect the integrity, confidentiality and security of the sensitive information under our control, we cannot assure you that any security measures that we or our third-party partners have implemented will be effective in preventing cybersecurity incidents. There are many different cybercrime and hacking techniques and as such techniques continue to evolve, we may be unable to anticipate attempted security incidents, identify them before our information is exploited, or react in a timely manner. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit vulnerabilities change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business.

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

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters are located in Brisbane, California. We occupy approximately 9,885 square feet of office space for our corporate headquarters under a lease that expires in November 2024. We believe our existing leased facility is in good condition and suitable for the conduct of our current business.

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

Holders

As of March 23, 2023, there were approximately 26 stockholders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations, and involve risks and uncertainties. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors.”

Overview

We are a late clinical-stage biotechnology company focused on developing and commercializing transformative treatments for patients with serious immunological diseases. Our lead product candidate, atacicept, is a self-administered fusion protein that blocks both BLyS and APRIL with best-in-class potential for the treatment of IgAN. The Phase 2b ORIGIN trial evaluating the safety and efficacy of atacicept in patients with IgAN completed enrollment in mid-2022 and reported positive 24-week topline results in January 2023. Atacicept met its primary endpoint at 24 weeks, achieved statistical significance in the 150 mg dose group, and showed a trend towards deeper reductions in proteinuria with available data at 36 weeks, for which full results will read out in the second quarter of 2023. Additionally, atacicept’s safety profile was comparable to placebo. The trial will remain blinded through 36 weeks, after which all patients will roll onto the open label portion of the study and receive atacicept 150 mg through 96 weeks. We plan to advance atacicept 150 mg in a pivotal Phase 3 clinical trial in IgAN in the second quarter of 2023. We also are planning a Phase 3 clinical trial of atacicept in LN) a severe renal manifestation of SLE, based on feedback from the FDA’s review of clinical results in a Phase 2 clinical trial of atacicept in SLE patients with HDA. We continue to advance the development of MAU868, a potentially first-in-class monoclonal antibody to treat reactivated BKV infections. MAU868 is a clinical-stage neutralizing monoclonal antibody that is directed against BKV, a polyoma virus that can have devastating consequences in certain settings such as kidney transplant and HSCT. In final results from the Phase 2 clinical trial of MAU868 versus placebo in BK viremia among kidney transplant recipients, MAU868 was shown to be well tolerated and demonstrated a clinically meaningful BKV antiviral activity through 36 weeks. Pending discussions with the FDA, we plan to initiate a Phase 2b or Phase 3 clinical trial. We believe that our current pipeline programs leverage the deep expertise of the Vera Therapeutics team and have strong commercial synergies. We hold global developmental and commercial rights to all of our pipeline molecules.

In January 2023, we announced our plan to prioritize and focus our current resources on the advancement of atacicept in IgAN into a pivotal Phase 3 trial. As a result, we are delaying enrollment in the pivotal Phase 3 trial for LN and commitment of resources to the MAU868 program.

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

To date, we have funded our operations primarily through proceeds from the sale of shares of our Class A common stock, redeemable convertible preferred stock, debt financing and convertible promissory notes. As of December 31, 2022, we had $114.7 million in cash, cash equivalents and marketable securities.

On May 18, 2021, we completed our IPO. In connection with our IPO, we issued and sold 5,002,500 shares of Class A common stock, including 652,500 shares associated with the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $11.00 per share, resulting in net proceeds to us of approximately $48.4 million, after deducting underwriting discounts and commissions and offering related expenses payable by us. Upon the closing of our IPO, all outstanding shares of our redeemable convertible preferred stock converted into 15,464,776 shares of our Class A common stock and 309,238 shares of our Class B common stock. In 2022, all shares of Class B common stock were converted into shares of Class A common stock.

In December 2021, we entered into the Amplyx Agreement, pursuant to which we paid $5.0 million to Amplyx to purchase assets relating to MAU868. In September 2022, we entered into an amendment to the Novartis License to modify the terms of potential development milestone payments. Pursuant to this amendment, we issued 283,034 shares of Class A common stock to Novartis in exchange for a reduction of $7.0 million in contingent future development milestones, including the $2.0 million contingent milestone obligation we accrued in December 2021. The value of the shares issued was $5.7 million based on the closing market value of our Class A common stock as of the effective date of the amendment, and as a result of the amendment we recognized $3.7 million of research and development expense.

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

In February 2022, we completed a follow-on public offering and issued 5,742,026 shares of Class A common stock for net proceeds of approximately $80.0 million, after deducting underwriting discounts and commissions and offering related expenses.

In February 2023, we completed a follow-on public offering and issued 16,428,572 shares of Class A common stock for net proceeds of approximately $107.6 million, after deducting underwriting discounts and commissions and offering related expenses.

We have incurred significant operating losses since the commencement of our operations. Our net losses were $89.1 million and $32.6 million for the years ended December 31, 2022 and 2021, respectively, and we expect to incur significant and increasing losses for the foreseeable future as we continue to advance our product candidates, atacicept and MAU868, to commercialization. Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our research and development activities. As of December 31, 2022, we had an accumulated deficit of $213.1 million. Our primary use of cash is to fund operating expenses, which consist of research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses depends on the timing of when we pay these expenses, as reflected in the changes in our working capital balances.

We expect to continue to incur net operating losses for at least the next several years, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. We expect our expenses and capital requirements will increase significantly in connection with our ongoing near- and long-term activities as we:

•
continue our ongoing and planned development of our product candidates, atacicept for the treatment of IgAN and LN, and MAU868 for the treatment of BK viremia;
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
•
attract, develop and retain additional clinical, scientific, quality control, manufacturing management and administrative personnel;
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

We will require substantial additional funding to develop our product candidates and support our continuing operations. Until such time that we can generate significant revenue from product sales or other sources, if ever, we expect to finance our operations through the sale of equity, debt financings, or other capital sources, which could include income from collaborations, strategic partnerships, or marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, including requiring us to have to delay, reduce or eliminate our product development or future commercialization efforts. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts. We cannot provide assurance that we will ever be profitable or generate positive cash flow from operating activities.

Geopolitical and Macroeconomic Developments

The coronavirus (including its variants, COVID-19) pandemic has had a significant economic impact across the global marketplace presenting challenges to maintaining business continuity and dramatically changing the ways in which we live and interact with others. While vaccines have become widely available in certain countries, and businesses and economies have reopened, the status of global economic recovery remains uncertain and unpredictable, and will continue to be impacted by developments in the pandemic including any subsequent waves of outbreak or new variant strains of COVID-19 which may require re-closures or other preventative measures. As public health directives surrounding the pandemic have relaxed, our office has reopened and we are permitting travel and in-person events, taking into consideration government restrictions, employee safety, and health risks. Our approach may vary among geographies depending on appropriate health protocols, and may change at any time. Additionally, our efforts to reopen our office safely may not be successful, could expose our employees to health risks, and could involve additional costs or liability.

Due to the ongoing military conflict between Ukraine and Russia, the U.S. and global financial markets experienced volatility, which has led to disruptions to trade, commerce, pricing stability, credit availability and supply chain continuity globally. In connection with the military conflict, the United States, United Kingdom and European Union (EU), along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter-measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia and related sanctions, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability and supply chain continuity in both Europe and globally, and has introduced significant uncertainty into global markets. As a result, our business and results of operations may be adversely affected by the ongoing military conflict between Ukraine and Russia and related sanctions, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict.

Although we did not see a significant financial impact to our business operations as a result of recent geopolitical and macroeconomic developments, such as the COVID-19 pandemic and the ongoing Ukraine-Russia conflict for the year ended December 31, 2022, there may be potential impacts to our business in the future that are highly uncertain and difficult to predict such as disruptions or restrictions in our supply chain, disruption or restrictions on our employees’ ability to travel, disruptions to or delays in ongoing non-clinical trials, clinical trials, third-party manufacturing supply and other operations, the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic or adverse geopolitical and macroeconomic concerns, interruptions or delays in the operations of the FDA or other regulatory authorities, continued increases in inflation and interest rates, changes in availability and cost of credit and our ability to raise capital and conduct business development activities. The ultimate impact of these geopolitical and macroeconomic developments, as well as any lasting effects on our revenue and the way we conduct our business, is highly uncertain and subject to continued change, and we recognize that they may continue to present unique challenges for us.

We continue to believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of the financial statements included in this Annual Report. However, should adverse geopolitical and macroeconomic events, such as the COVID-19 pandemic, the ongoing Ukraine-Russia conflict and related sanctions, and any associated recession or depression continue for a prolonged period, our results of operations, financial condition, liquidity and cash flows could be materially impacted as a result of a lower likelihood of effectively and efficiently developing and successfully commercializing our product candidates.

Results of operations

Comparison of the years ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021.

	Year Ended December 31,		CHANGE
(dollars in thousands)	2022	2021	AMOUNT	%
Operating expenses:
Research and development	$68,993	$22,484	$46,509	207%
General and administrative	21,910	11,918	9,992	84%
Total operating expenses	90,903	34,402	56,501	164%
Loss from operations	(90,903)	(34,402)	(56,501)	164%
Other income (expense):
Interest income	1,750	15	1,735	*
Interest expense	(992)	(20)	(972)	*
Other income	1,899	—	1,899	*
Change in fair value of non-marketable equity securities	(809)	(892)	83	*
Gain on sale of PNAi technology	—	2,691	(2,691)	*
Total other income, net	1,848	1,794	54	3%
Loss before provision of income taxes	$(89,055)	$(32,608)	$(56,447)	173%

* Not meaningful

Research and development expenses

Research and development expenses represent a substantial portion of our operating expenses. Our research and development expenses consist primarily of direct and indirect expenses incurred in connection with the research and development of our product candidates. Direct expenses include costs incurred under agreements with third parties, including contract research organizations, contract drug manufacturing organizations and consultants directly related to our research and development of product candidates, laboratory supplies and costs of lab studies, and license and milestone fees incurred as a result of our contractual obligations for our development candidates. Indirect expenses include employee compensation and other personnel-related expenses, including stock-based compensation, facilities and depreciation related to buildings and equipment used for research and development personnel and activities and other expenses. From October 2020 until December 2021, we have been engaged in the development of atacicept as our sole product candidate. In December 2021, we entered into the Amplyx Agreement and acquired our second product candidate, MAU868.

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

The following table summarizes our research and development expenses incurred during the respective periods.

	Year Ended December 31,		CHANGE
(dollars in thousands)	2022	2021	AMOUNT	%
Direct research and development expenses
Contract drug manufacturing	$27,587	$2,236	$25,351	1134%
Clinical trial expenses	20,534	6,754	13,780	204%
Consulting and professional services	5,431	2,508	2,923	117%
License and milestone obligations	3,661	7,000	(3,339)	(48)%
Indirect research and development expenses
Compensation and related benefits	10,987	3,870	7,117	184%
Facilities and other	793	116	677	584%
Research and development expenses	$68,993	$22,484	$46,509	207%

Research and development expenses increased by $46.5 million, or 207%, to $69.0 million in the year ended December 31, 2022, from $22.5 million in the year ended December 31, 2021. The increase was primarily due to progressing clinical development of atacicept in IgAN and LN, including expenses incurred in manufacturing drug supply for clinical trials. Contract drug manufacturing increased by $25.4 million primarily due to production of atacicept drug supply for clinical trials. Clinical trial expenses increased by $13.8 million primarily due to startup of the COMPASS trial, as well as increased expenses for the ORIGIN trial as enrollment rates increased in 2022. Compensation and related benefits for research and development employees, including stock-based compensation, increased by $7.1 million, and consulting and professional research and development services increased by $2.9 million, due to increased headcount and resources required to support clinical development of our product candidates during 2022. Facilities, depreciation and other expenses related to research and development increased by $0.7 million primarily due to our office lease that commenced in December 2021, and was amended to expand our leased space in September 2022, and other expenses related to the support of increased research and development headcount. These increases were partially offset by a decrease of $3.3 million in license and milestone expense. In September 2022, we recorded license and milestone expense of $3.7 million as a result of an amendment to the Novartis License that was assigned to us in connection with our purchase of MAU868 and certain related assets from Amplyx. In December 2021, we paid $5.0 million to Amplyx for the purchase of MAU868 and accrued $2.0 million of milestone expense in connection with the purchase.

We expect our research and development expenses to increase in future periods as we initiate our ORIGIN-3 Phase 3 trial of atacicept in IgAN, continue our COMPASS Phase 3 trial of atacicept in LN and develop other product candidates.

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

	Year Ended December 31,		CHANGE
(dollars in thousands)	2022	2021	AMOUNT	%
General and administrative	$21,910	$11,918	$9,992	84%

General and administrative expenses increased by $10.0 million, or 84%, to $21.9 million in the year ended December 31, 2022, from $11.9 million in the year ended December 31, 2021, due primarily to an increase of $3.8 million of payroll and related expenses including stock-based compensation, an increase of $2.3 million of rent and facilities expense primarily due to a change in lease accounting under which rent expense is recorded related to our previous headquarters facility in South San Francisco, California, which is subleased to another party, an increase of $1.6 million in insurance premium expenses, an increase of $0.8 million in consulting and non-employee director compensation expense, including stock-based compensation, an increase of $0.6 million in legal expenses, and an increase of $0.4 million in recruiting and placement fees.

Other income

	Year Ended December 31,		CHANGE
(dollars in thousands)	2022	2021	AMOUNT	%
Other income, net	$1,848	$1,794	$54	(3)%

Other income, net was $1.8 million in each of the years ended December 31, 2022 and 2021. In the year ended December 31, 2022, interest income increased by $1.7 million due to higher yields on marketable securities investments and we recognized $1.9 million of other income from a sublease due to changes in lease accounting. These increases were partly offset by a $1.0 million increase in interest expense related to loans payable to Oxford. In the year ended December 31, 2021, we recognized other income of $2.7 million recognized in 2021 from the sale of assets to NeuBase.

Liquidity and Capital Resources

Overview

To date, we have funded our operations primarily through proceeds from the sale of shares of our Class A common stock, redeemable convertible preferred stock, debt financing and convertible notes. From our inception through December 31, 2022, we have raised aggregate net cash proceeds of $295.0 million from the issuance and sale of redeemable convertible preferred stock, convertible notes, Class A common stock and our Loan Agreement with Oxford. Since the date of our incorporation, we have not generated any revenue from product sales and have incurred substantial operating losses and negative cash flows from operations.

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

We anticipate that we will continue to incur net losses for the foreseeable future as we continue research and development activities of atacicept and MAU868, hire additional staff, including clinical, operational, financial and management personnel, and incur additional expenses associated with operating as a public company. We expect to incur significant expenses and operating losses for the foreseeable future as we advance our clinical development activities and our product candidate portfolio. We expect that our research and development and general and administrative costs will increase substantially in connection with conducting additional clinical trials and clinical trials for our research programs and product candidates, contracting with third parties to support nonclinical studies and clinical trials, expanding our intellectual property portfolio, and providing general and administrative support for our operations. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

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

In December 2021, we entered into the Amplyx Agreement, pursuant to which we paid $5.0 million to Amplyx to purchase assets relating to MAU868. In September 2022, we entered into an amendment to the Novartis License to modify the terms of potential development milestone payments. Pursuant to this amendment, we issued 283,034 shares of Class A common stock to Novartis in exchange for a reduction of $7.0 million in contingent future development milestones, including the $2.0 million contingent milestone obligation we accrued in December 2021. The value of the shares issued was $5.7 million based on the closing market value of our Class A common stock as of the effective date of the amendment, and as a result of the amendment we recognized $3.7 million of research and development expense.

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

In February 2022, we completed a follow-on public offering and issued 5,742,026 shares of Class A common stock for net proceeds of approximately $80.0 million, after deducting underwriting discounts and commissions and offering related expenses.

In February 2023, we completed a follow-on public offering and issued 16,428,572 shares of Class A common stock for net proceeds of approximately $107.6 million, after deducting underwriting discounts and commissions and offering related expenses.

As of December 31, 2022, we had cash, cash equivalents and marketable securities balances of $114.7 million, as compared to $79.7 million as of December 31, 2021. We expect that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements for at least 12 months subsequent to the issuance date of the financial statements appearing elsewhere in this Annual Report.

Contractual Obligations

We enter into agreements in the normal course of business with various third parties for preclinical, clinical and other services. These contracts are generally cancellable without material penalty upon written notice.

Our operating lease obligations reflect our lease obligations for our office space in Brisbane, California, and our office and life science research space in South San Francisco, California.

During 2020, we vacated the leased facilities in South San Francisco. In November 2020, we entered into a non-cancellable sublease agreement for the facility, under the terms of which we are entitled to receive $8.8 million in lease payments over the term of the sublease, which ends concurrently with the original lease in September 2025. As tenant, we remain responsible for the $6.7 million minimum lease commitment remaining on the facilities as of December 31, 2022, regardless of whether we are paid by the subtenant.

In November 2021, we entered into a lease agreement for approximately 5,000 square feet of office space in Brisbane, California. The term of the lease is three years, and rent will be approximately $0.3 million for the first year, with scheduled annual 3% increases.

In July 2022, we entered into an amendment to this lease to add approximately 5,000 square feet of office space in the same building adjacent to this location. The term of the lease amendment is 27 months from September 2022, and the base rent is approximately $0.3 million for the first 12 months with scheduled annual 3% increases. The lease includes renewal options.

Cash Flows

The following table summarizes our cash flows for the periods indicated.

	Year Ended December 31,
(dollars in thousands)	2022	2021
Net cash used in operating activities	$(67,596)	$(23,708)
Net cash used in investing activities	(70,552)	(4,204)
Net cash provided by financing activities	101,933	53,882
Net (decrease) increase in cash, cash equivalents and restricted cash	$(36,215)	$25,970

Operating Activities

For the year ended December 31, 2022, we used $67.6 million of cash in operating activities, attributable to a net loss of $89.1 million, a $8.2 million increase in prepaid expenses and other current assets and a $2.6 million decrease in operating lease liabilities, partially offset by a $10.6 million increase in accounts payable, $8.9 million of non-cash stock based compensation expense, a $7.0 million increase in accrued and other current liabilities, $3.7 million of non-cash license and milestone expenses and a $2.3 million reduction in the carrying amount of operating lease right-of-use assets.

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

Investing Activities

For the year ended December 31, 2022, our investing activities used $70.6 million of cash, primarily resulting from the purchase of short-term marketable securities, less maturities of short-term marketable securities during the year.

For the year ended December 31, 2021, our investing activities used $4.2 million of cash, resulting from the $5.0 million cash payment for the purchase of MAU868 pursuant to the Amplyx Agreement, partially offset by $0.8 million of cash received resulting from the sale of assets to NeuBase.

Financing Activities

For the year ended December 31, 2022, our financing activities provided $101.9 million of cash resulting from $86.1 million gross proceeds received from our follow-on offering, $19.8 million of net cash proceeds from the issuance of debt to Oxford and $2.1 million proceeds from exercise of stock options and issuance of shares under our employee stock purchase plan, less $6.2 million offering costs related to our follow-on offering, including underwriting discounts and commissions.

For the year ended December 31, 2021, our financing activities provided $53.9 million of cash resulting from $51.2 million proceeds received from our IPO, net of underwriting discounts and commissions, partially offset by the payment of $2.8 million of related offering costs during the period, and $4.9 million of net cash proceeds from the issuance of debt to Oxford.

Loan and security agreement

On December 17, 2021, we entered into the Loan Agreement with Oxford, a Delaware limited liability company, as lender (Lender) and collateral agent. The Loan Agreement provides for a term loan (the Loan) in an aggregate maximum principal amount of $50.0 million, of which $5.0 million was funded on December 17, 2021, $20.0 million was funded on November 4, 2022, and the balance of which is available to be drawn between January 3, 2022 and December 31, 2023. The Loan is available in minimum draws of $5.0 million, entirely at our option and not contingent upon the completion of clinical, regulatory, financial or other related milestones.

In March 2023, we opted to extend the final maturity date of the Loan from December 2026, to December 2027, based on positive Phase 2b clinical trial data of atacicept in IgAN, as provided in the Loan Agreement. We are required to make monthly interest-only payments for 60 months followed by full amortization through maturity.

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

We are permitted to prepay the Loan in full or in part at any time upon 10 business days’ written notice to the Lender, subject to the applicable Prepayment Fee (as defined below). Upon the earliest to occur of the maturity date, acceleration of the Loan or prepayment of the Loan, we are required to make a final payment equal to 7.0% of the aggregate principal amount of the Loan (the Final Fee). Any prepayments of the Loan, whether mandatory or voluntary, must include an amount equal to the sum of (a) the portion of the outstanding principal of the Loan being prepaid plus accrued and unpaid interest thereon through the prepayment date, (b) the Final Fee, (c) the Lender’s expenses and all other obligations that are due and payable to the Lender, and (d) a prepayment fee of (i) 3.0% of the portion of the Loan being prepaid if the repayment is on or before the first anniversary of the funding date of such term loan or (ii) 2.0% of the portion of the Loan being prepaid if the repayment is after the first anniversary of the funding date but on or before the second anniversary of the funding date of such term loan (the Prepayment Fee). There is no Prepayment Fee for any prepayments occurring after the second anniversary of the funding date of such term loan.

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

At-the-Market Offering

In June 2022, we entered into a sales agreement with Cowen and Company LLC (Cowen) as sales agent, pursuant to which we may issue and sell shares of our Class A common stock for an aggregate maximum offering price of $150.0 million under an at-the-market offering program (ATM). We will pay Cowen up to 3.0% of gross proceeds of the Class A common stock sold through the ATM. As of December 31, 2022, no shares of Class A common stock had been issued or sold under the ATM.

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

Research and development contract costs, and related prepaid and accrued balances

We enter into various research and development and other agreements with commercial firms, researchers and others for provisions of goods and services from time to time. These agreements are generally cancellable, and the related costs are recorded as research and development expenses as incurred. We record accruals for estimated ongoing research and development costs. When evaluating the adequacy of the accrued liabilities, we analyze progress of the studies or clinical trials, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the prepaid and accrued balances at the end of any reporting period. Actual results could differ materially from our estimates.

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

Years ended December 31, 2022 and 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Vera Therapeutics, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vera Therapeutics, Inc. (the Company) as of December 31, 2022 and December 31, 2021, the related statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 31, 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

San Francisco, California
March 28, 2023

VERA THERAPEUTICS, INC.

Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$43,459	$79,674
Marketable securities	71,194	—
Prepaid expenses and other current assets, current	11,045	2,863
Total current assets	125,698	82,537
Restricted cash, noncurrent	293	293
Property and equipment, net	51	—
Operating lease right-of-use assets	5,173	—
Prepaid expenses and other current assets, noncurrent	162	51
Non-marketable equity securities	58	867
Total assets	$131,435	$83,748
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,991	$1,385
Operating lease liabilities	2,645	—
Restructuring liability, current	—	377
Accrued expenses and other current liabilities	10,964	5,928
Total current liabilities	25,600	7,690
Long-term debt	24,810	4,923
Operating lease liabilities, noncurrent	3,831	—
Restructuring liability, noncurrent	—	1,257
Accrued and other noncurrent liabilities	286	286
Total liabilities	54,527	14,156
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 authorized as of December 30, 2022 and December 31, 2021; no shares issued and outstanding as of December 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.001 par value; 500,000,000 shares authorized as of December 31, 2022 and December 31, 2021; 27,800,861 and 20,968,376 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	28	21
Class B non-voting common stock, $0.001 par value; 14,600,000 shares authorized as of December 31, 2022 and December 31, 2021; 0 and 309,238 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively.	—	—
Additional paid-in capital	290,216	193,627
Accumulated other comprehensive loss	(224)	—
Accumulated deficit	(213,112)	(124,056)
Total stockholders’ equity	76,908	69,592
Total liabilities and stockholders’ equity	$131,435	$83,748

The accompanying notes are an integral part of these financial statements.

VERA THERAPEUTICS, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Operating expenses:
Research and development	$68,993	$22,484
General and administrative	21,910	11,918
Total operating expenses	90,903	34,402
Loss from operations	(90,903)	(34,402)
Other income (expense):
Interest income	1,750	15
Interest expense	(992)	(20)
Other income	1,899	—
Change in fair value of non-marketable equity securities	(809)	(892)
Gain on sale of PNAi technology	—	2,691
Total other income, net	1,848	1,794
Loss before provision for income taxes	(89,055)	(32,608)
Provision for income taxes	(1)	(1)
Net loss	$(89,056)	$(32,609)
Other comprehensive loss:
Change in unrealized loss on marketable securities	$(224)	$—
Comprehensive loss	$(89,280)	$(32,609)
Net loss per share attributable to common stockholders, basic and diluted	$(3.35)	$(2.43)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	26,570,676	13,435,706

The accompanying notes are an integral part of these financial statements.

VERA THERAPEUTICS, INC.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balances as of December 31, 2020	182,772,372	$139,576	355,296	$—	—	$—	$2,099	$—	$(91,447)	$(89,348)
Class A common stock issued pursuant to initial public offering, net of issuance costs	—	—	5,002,500	5	—	—	48,406	—	—	48,411
Conversion of preferred stock into common stock	(182,772,372)	(139,576)	15,464,775	16	309,238	—	139,560	—	—	139,576
Issuance of Class A common stock upon exercise of options	—	—	145,805	—	—	—	550	—	—	550
Stock-based compensation	—	—	—	—	—	—	3,012	—	—	3,012
Net loss	—	—	—	—	—	—	—	—	(32,609)	(32,609)
Balances as of December 31, 2021	—	—	20,968,376	21	309,238	—	193,627	—	(124,056)	69,592
Issuance of Class A common stock from underwritten follow-on offering, net of offering costs	—	—	5,742,026	6	—	—	80,028	—	—	80,034
Issuance of Class A common stock upon exercise of options	—	—	405,140	1	—	—	1,791	—	—	1,792
Issuance of Class A common stock pursuant to employee stock purchase plan	—	—	15,328	—	—	—	291	—	—	291
Issuance of Class A common stock upon vesting of restricted stock units	—	—	77,719	—	—	—	—	—	—	—
Conversion of Class B common stock into Class A common stock	—	—	309,238	—	(309,238)	—	—	—	—	—
Issuance of Class A common stock for payment of licensing fees, net of offering costs	—	—	283,034	—	—	—	5,592	—	—	5,592
Stock-based compensation	—	—	—	—	—	—	8,887	—	—	8,887
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(224)	—	(224)
Net loss	—	—	—	—	—	—	—	—	(89,056)	(89,056)
Balances as of December 31, 2022	—	$—	27,800,861	$28	—	$—	$290,216	$(224)	$(213,112)	$76,908

The accompanying notes are an integral part of these financial statements.

VERA THERAPEUTICS, INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(89,056)	$(32,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	(846)	176
Reduction in the carrying amount of operating lease right-of-use assets	2,271	—
Stock-based compensation	8,887	3,012
Issuance of Class A common stock for licensing payment, net of costs	3,592	—
Payment for MAU868 asset purchase	—	5,000
Restructuring payments	—	(999)
Gain on sale of PNAi technology	—	(2,691)
Change in fair value of non-marketable equity securities	809	892
Changes in operating assets and liabilities:
Prepaid expense and other current assets	(8,182)	(2,306)
Other assets	(111)	(51)
Accounts payable	10,606	475
Accrued and other current liabilities	7,036	5,393
Operating lease liabilities	(2,602)	—
Net cash used in operating activities	(67,596)	(23,708)
Cash flows from investing activities
Proceeds from sale of PNAi technology	—	796
Payment for MAU868 asset purchase	—	(5,000)
Purchase of property and equipment	(62)	—
Purchase of marketable securities	(148,490)	—
Proceeds from maturities of marketable securities	78,000	—
Net cash used in investing activities	(70,552)	(4,204)
Cash flows from financing activities
Proceeds from exercise of stock options and employee stock purchase plan	2,083	550
Proceeds from issuance of Class A common stock upon initial public offering, net of underwriting discounts and commissions	—	51,176
Proceeds from borrowings, net of costs	19,816	4,921
Payment of offering costs related to initial public offering	—	(2,765)
Proceeds from issuance of Class A common stock in follow-on offering	86,131	—
Payment of costs and underwriting discounts and commissions related to follow-on offering	(6,097)	—
Net cash provided by financing activities	101,933	53,882
Net (decrease) increase in cash and cash equivalents and restricted cash	(36,215)	25,970
Cash, cash equivalents and restricted cash, beginning of year	79,967	53,997
Cash, cash equivalents and restricted cash, end of year	$43,752	$79,967
Reconciliation of cash and cash equivalents and restricted cash to the balance sheets
Cash and cash equivalents	43,459	$79,674
Restricted cash	293	293
Total cash and cash equivalents and restricted cash	$43,752	$79,967
Supplemental disclosure of cash flow information
Cash paid for interest	$895	$17
Cash paid for operating leases	$2,734	$—
Issuance of Class A common stock in payment of licensing fees	$2,000	$—
Reclassification of redeemable convertible preferred stock into common stock upon initial public offering	$—	$139,576
Non-marketable equity securities received as partial proceeds from sale of PNAi technology	$—	$1,759
Lease assignment	$—	$136
Liability assumed in connection with MAU868 asset purchase	$—	$2,000

The accompanying notes are an integral part of these financial statements.

VERA THERAPEUTICS, INC.

Notes to Financial Statements

1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Description of Business

Vera Therapeutics, Inc., (the Company) is a clinical stage biotechnology company focused on developing and commercializing treatments for patients with serious immunological diseases. The Company was incorporated in May 2016 in Delaware. The Company’s headquarters and operations are located in Brisbane, California. The Company operates in one segment.

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

Follow-on Public Offering

On February 14, 2022, the Company completed a follow-on public offering pursuant to which the Company issued and sold 5,742,026 shares of its Class A common stock at a public offering price of $15.00 per share, including 748,959 shares of Class A common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares. The Company received total net proceeds of approximately $80.0 million, after deducting underwriting discounts and commissions of $5.2 million, and offering costs of approximately $0.9 million.

Liquidity

Since inception, the Company devoted substantially all of its resources to its research and development efforts, pre-clinical studies and clinical trials, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. The Company has incurred recurring net operating losses and has not generated positive cash flow from operations since its inception, and had an accumulated deficit of $213.1 million as of December 31, 2022. The Company had cash, cash equivalents and marketable securities of $114.7 million as of December 31, 2022 and has access to additional debt financing under a credit facility (see Note 8). The Company has funded its operations primarily through the issuance of common stock, redeemable convertible preferred stock, debt financing and convertible notes. Management expects to continue to incur losses and negative cash flows from operations for at least the next several years.

Management believes that the Company’s cash, cash equivalents and marketable securities as of December 31, 2022 will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months subsequent to the issuance date of these financial statements. The Company intends to raise additional capital through public or private equity offerings or debt financing or other capital sources, which may include strategic collaborations or other arrangements with third parties in order to achieve its long-term business objectives. If the Company fails to obtain necessary capital when needed on acceptable terms, or at all, it could force the Company to delay, limit, reduce or terminate its product development programs, commercialization efforts or other operations.

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

Use of Estimates

The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Management estimates that affect the reported amounts of assets and liabilities include the research contract costs and accruals, fair value of common stock and stock-based compensation expense, and the valuation allowance for deferred tax assets. The Company evaluates and adjusts its estimates and assumptions on an ongoing basis using historical experience and other factors. Actual results could differ materially from those estimates.

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

The Company’s future results of operations involve a number of other risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, uncertainty of results of clinical trials and reaching milestones, uncertainty of regulatory approval of the Company’s current and potential future product candidates, uncertainty of market acceptance of the Company’s product candidates, competition from substitute products and larger companies, securing and protecting proprietary technology, strategic relationships and dependence on key individuals or sole-source suppliers. The Company relies on one supply chain for each of its product candidates. If any of the single source suppliers in any of the supply chains fails to satisfy the Company’s requirements on a timely basis, it could suffer delays in its clinical development programs and activities, which could adversely affect operating results.

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

Restricted Cash

Restricted cash represents cash held by a financial institution as collateral for a letter of credit securing its operating lease for office and laboratory space, which is classified as a non-current asset on the balance sheets based on the maturity of the lease.

Marketable Securities

The Company holds investments in marketable securities, consisting of U.S. government securities and are classified as available-for-sale securities and are carried at estimated fair values as determined based on quoted prices in active markets. Management determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such designation periodically. Short-term marketable securities have maturities less than one year as of the balance sheet date. Long-term marketable securities have maturities greater than one year as of the balance sheet date. Unrealized gains and losses are reported as a component of other comprehensive loss. Interest, amortization and accretion of purchase premiums and discounts on marketable debt securities are included in other income, net, in the statements of operations and comprehensive loss.

The cost of available-for-sale marketable securities sold is based on the specific identification method. Realized gains and losses on the sale of available-for-sale marketable securities are recorded in other income, net in the statements of operations and comprehensive loss.

The Company regularly reviews all of the marketable securities for decline in fair value to determine whether unrealized losses have resulted from credit loss or other factors. The review includes considerations for the cause of the impairment but is not limited to (i) the consideration of the cause of the decline, (ii) any currently recorded expected credit losses and (iii) the creditworthiness of the respective security issuers. A decline of fair value below cost basis is considered an other-than-temporary impairment if the Company has the intent to sell the security or it is more likely than not that the company will be required to sell the security before recovery of the entire cost basis. Regardless of the Company’s intent or requirement to sell the security, an impairment is considered other-than-temporary if the Company does not expect to recover the entire cost basis. In those instances, an impairment charge equal to the difference between fair value and the cost basis is recorded in other income (expense), on the statements of operations and comprehensive loss. No impairment loss was recognized for the fiscal years ended December 31, 2022 and 2021.

The amortized or accreted cost basis of the marketable securities approximates its fair value.

Deferred Offering Costs

Deferred offering costs consisting of legal, accounting and filing fees relating to equity offerings. Deferred offering costs are included in other long-term assets on the Company’s balance sheets. Upon completion of the offering, these amounts are offset against the proceeds of the offering.

Leases

The Company leases office space under operating leases and determines if the arrangement is a lease at inception. These leases contain lease and non-lease components. Non-lease components include payments for maintenance, utilities, real estate taxes, and management fees. The lease and non-lease components are combined and accounted as a single lease component. Payments made under operating leases (net of any incentive received from the lessors) are recorded on a straight-line basis over the term of the lease.

These leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is a hypothetical rate based on the Company’s understanding of what the credit rating would be in a similar economic environment. Operating leases are included in operating lease right-of-use assets and operating lease liabilities, current and non-current, on the balance sheets.

Leases may include one or more options to renew. The Company does not assume renewals in determination of the lease term unless the renewals are deemed to be reasonably assured. The lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

Foreign Currency Translations

Transactions denominated in foreign currencies are initially measured in U.S. dollars using the exchange rate on the date of the transaction. Foreign currency denominated monetary assets and liabilities are subsequently re-measured at the end of each reporting period using the exchange rate at that date, with the corresponding foreign currency transaction gain or loss recorded in the statements of operations and statements of cash flows. Nonmonetary assets and liabilities are not subsequently re-measured.

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

Fair value accounting is applied to all financial assets and liabilities that are recognized or disclosed in the financial statements on a recurring basis. The Company’s financial instruments consist of cash and cash equivalents, restricted cash, marketable securities, prepaid expenses and other current assets, non-marketable equity securities, accounts payable and accrued expenses and long-term debt. Cash, restricted cash, and marketable securities and non-marketable securities are reported at their respective fair values on the Company’s balance sheets. The remaining financial instruments are reported on the Company’s balance sheets at cost, which approximate their fair value due to their short-term nature.

Money market funds are highly liquid investments that are actively traded. The pricing information for the Company’s money market funds are readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

The Company’s non-marketable equity securities (see Note 6) are measured at fair value using an option pricing valuation methodology. The option pricing methodology relies on risk-neutral valuation which calculates the value of an asset by discounting the expected value of its future payoffs at the risk-free rate of return. The fair value of the non-marketable equity securities is derived from quoted prices for similar instruments and observable inputs in active markets. This approach results in the classification of these securities as Level 2 of the fair value hierarchy.

There were no transfers between Levels 1, 2, or 3 for any of the periods presented. As of December 31, 2022, and December 31, 2021, the Company held $42.5 million and $73.8 million, respectively, in money market funds.

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

Comprehensive Loss

Comprehensive loss consists of two components: net loss and other comprehensive loss. Other comprehensive loss refers to unrealized gains and losses that are recorded as an element of stockholder’s equity and are excluded from net loss. For the twelve months ended December 31, 2022, other comprehensive loss consists of unrealized gains and losses on marketable securities.

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

Stock-Based Compensation

The Company recognizes compensation expense based on estimated fair values for all stock-based payment awards made to the Company’s employees, nonemployee directors and consultants that are expected to vest. The valuation of stock option awards is determined at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the Company to make assumptions and judgements about the inputs used in the calculations, such as the fair value of the common stock, expected term, expected volatility of the Company’s common stock, risk-free interest rate and expected dividend yield. The valuation of restricted stock awards is measured by the fair value of the Company’s Class A common stock on the date of the grant.

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

Prior to the IPO, the fair value of the shares of common stock underlying the stock options was determined by the board of directors with the assistance of management and input from an independent third-party valuation firm, as there was no public market for the common stock. The board of directors determined the fair value of the Company’s common stock by considering a number of objective and subjective factors, including the valuation of comparable companies, sales of redeemable convertible preferred stock, the Company’s operating and financial performance, the lack of liquidity of common stock, and general and industry specific economic outlook, amongst other factors. Subsequent to the IPO, the Company determines the fair value using the market closing price of its Class A common stock on the date of grant.

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

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, related to simplifying the accounting for income taxes. The guidance eliminates certain exceptions from Accounting Standards Codification (ASC) 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The guidance also clarifies and simplifies other aspects of the accounting for income taxes. The guidance became effective for the Company beginning on the first quarter of 2021 on a prospective basis. The Company adopted this standard on January 1, 2021, and it did not have a material impact on the Company’s financial statements or related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), subsequently amended by ASU 2018-10, ASU 2018-11, ASU 2018-20, ASU 2019-01 and ASU 2019-10, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessors and lessees of a contract. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification on the balance sheets. Leases with a term of 12 months or less may be accounted for similar to historical guidance for operating leases. The Company adopted this standard on January 1, 2022, using the optional transition method, which allows for the prospective application of the standard. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the standard, which allowed the Company to carry forward historical lease classification, to not reassess prior conclusions related to initial direct costs, and to not reassess whether any expired or existing contracts are or contain leases. The Company also elected the practical expedient to not separate lease and non-lease components for all leases. In connection with the adoption of the new guidance, the Company recognized $6.8 million of operating lease right-of-use assets and $8.5 million of operating lease liabilities and derecognized $1.6 million of restructuring lease liability, with immaterial effect to the statements of operations and comprehensive loss and cash flows.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In response to concerns about structural risks of the cessation of London Interbank Offered Rate (LIBOR), the amendments in this ASU provide optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effect of) reference rate reform on financial reporting. The amendments in this ASU provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by this amendment do not apply to contract modifications made and hedge relationships entered into or evaluated after December 31, 2022. The amendments in this ASU are elective and are effective for all entities as of March 12, 2020 through December 31, 2022. The Company amended its Loan Agreement with Oxford in November 2022, which among other things, changed the interest rate index that the Company uses to accrue interest on outstanding borrowings from LIBOR to the Secured Overnight Financing Rate (“SOFR”) as published by the Chicago Merchantile Exchange (“CME”) Term SOFR Administrator. The Company no longer has any contracts that reference LIBOR as of December 31, 2022. The Company adjusted the effective interest rate on outstanding borrowings on a prospective basis, which did not have a material impact on the financial statements for the fiscal year ending December 31, 2022.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The objective of the standard is to provide information about expected credit losses on financial instruments at each reporting date and to change how other-than temporary impairments on investment securities are recorded. The guidance became effective for the Company beginning on January 1, 2023. The Company does not anticipate the implementation will have a material impact on its financial statements upon adoption.

3. OTHER FINANCIAL STATEMENT INFORMATION

Prepaid Expense and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands).

	December 31, 2022	December 31, 2021
Prepaid clinical trial and drug manufacturing costs	$8,487	$320
Prepaid insurance	998	1,193
Prepaid equity financing costs	490	275
Prepaid rent	247	219
Prepaid audit fees	—	123
Prepaid recruiting fees	—	253
Other	823	480
Total prepaid expenses and other current assets	$11,045	$2,863

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands).

	December 31, 2022	December 31, 2021
Accrued clinical and drug manufacturing expenses	$4,334	$364
Accrued payroll	3,217	1,458
Related party payable	2,780	1,022
Accrued legal fees	338	457
Accrued expenses and other	295	627
Accrued development milestone	—	2,000
Total accrued expenses and other current liabilities	$10,964	$5,928

Related party payable represents amounts due to Ares Trading S.A. (Ares), an affiliate of Merck KGaA, Darmstadt, Germany, related to manufacturing technology and know-how transfer services performed for atacicept pursuant to the license agreement between the Company and Ares (see Note 12).

4. NEUBASE ASSET SALE

On January 27, 2021, the Company entered into an asset purchase agreement with NeuBase Therapeutics, Inc. (NeuBase), whereby the Company agreed to sell all assets relating to its investment in PNA Innovations, Inc. (PNAi), including all inventory, machinery, intellectual property, goodwill, and licenses, and NeuBase agreed to assume certain related liabilities. The sale closed on April 26, 2021. A gain of $2.7 million was recognized on the sale to NeuBase. The Company received $0.8 million in cash and 308,635 shares of NeuBase common stock, with a fair market value of $1.8 million based on the closing price reported on the Nasdaq Capital Market on the date the sale closed. Of the total NeuBase shares issued to the Company, 162,260 shares were placed in escrow to secure certain obligations under the asset purchase agreement; of which, 54,070 shares were released from escrow in March 2022.

5. MARKETABLE SECURITIES

Marketable securities are debt securities measured at fair value on a recurring basis and accounted for as available-for-sale. These securities are classified within Level 2 in the fair value hierarchy because the Company uses quoted market prices to the extent available or alternative pricing sources to determine fair value. The Company’s marketable securities have maturities of less than one year as of the balance sheet date.

Unrealized gains and losses are reported as a component of other comprehensive loss. Fair value of the debt securities totaled $71.2 million as of December 31, 2022. The Company did not hold marketable debt securities as of December 31, 2021.

The following table summarizes the unrealized gains and losses in the Company’s investments in marketable securities (in thousands):

	As of December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Level 2:
US Government bonds	$71,418	$1	$(225)	$71,194
Total marketable securities	$71,418	$1	$(225)	$71,194

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

The Company recorded a net unrealized loss of $0.8 million in other expense for the year ended December 31, 2022. The carrying value is measured as the total initial cost, less the cumulative net unrealized loss. The carrying value of the non-marketable equity securities as of December 31, 2022, is summarized below (in thousands).

Balance as of December 31, 2021	$867
Change in fair value	(809)
Balance as of December 31, 2022	$58

7. LEASES

Net lease cost recognized for 2022 is summarized as follows (in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021
Operating lease cost	$2,378	$24
Sublease income	(1,928)	—
Net lease cost	$450	$24

As of December 31, 2022, the maturities of the lease liabilities based on minimum lease commitment amount are as follows (in thousands):

As of December 31:	(in thousands)
2023	2,999
2024	3,022
2025	1,880
2026	-
2027	-
Total minimum lease payments	7,901
Less: Imputed interest	(1,425)
Present value of operating lease liabilities	6,476
Less: Current portion of operating lease liabilities	(2,645)
Non-current operating lease liabilities	$3,831

In November 2020, the Company entered into a non-cancellable sublease agreement for the leased facilities in South San Francisco, California, which ends concurrently with the original lease in September 2025.
As of December 31, 2022, under the terms of the sublease agreement, the Company is entitled to receive future annual sublease payments as follows (in thousands):

2023	$1,910
2024	1,954
2025	1,496
Total sublease payments	$5,360

As tenant, the Company remains responsible for minimum lease commitments of $6.7 million as of December 31, 2022, on the South San Francisco facilities.

In July 2022, the Company entered into a lease amendment to increase the amount of leased office space in its Brisbane, California, headquarters. The lease includes renewal options for the Company. As of December 31, 2022, the Company had not executed any finance leases that were yet to commence.

As of December 31, 2022, the weighted-average remaining operating lease term was 2.5 years and the weighted-average discount rate was 9.0% for operating leases recognized in the financial statements.

In accordance with ASC 840, Leases, the aggregate minimum non-cancellable annual lease payments for operating leases in effect as of December 31, 2021, were as follows (in thousands):

	Operating Leases (1)	Sublease Income
2022	$2,669	$1,901
2023	2,755	1,964
2024	2,818	2,029
2025	1,954	1,569
Total minimum lease payments	$10,196	$7,463

(1) Future minimum lease payments include repayment of outstanding restructuring liabilities.

8. NOTE PAYABLE

Note payable consists of the following ($ in thousands):

		December 31, 2022		December 31, 2021
	Maturity	Effective Interest Rate	Amount	Effective Interest Rate	Amount
Collateralized note 2021-12	2026	13.57%	$5,000	9.53%	$5,000
Collateralized note 2022-11	2026	13.74%	20,000		—
Total borrowings			25,000		5,000
Less: Debt issuance costs			(190)		(77)
Net carrying amount of debt			$24,810		$4,923

The carrying amount of debt approximates fair value due to its variable interest rate.

In December 2021, the Company entered into a non-revolving loan and security agreement (the “Loan Facility”) with borrowing capacity of up to $50.0 million, which was scheduled to expire in December 2022. In November 2022, the Company entered into an amendment of the Loan Facility. Among other changes, the amendment extended the scheduled expiration of the Loan Facility to December 2023 and modified the reference rate from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financial Rate (“SOFR”). In conjunction with the amendment, the Company borrowed an additional $20.0 million from the Loan Facility with $25.0 million remaining capacity available in minimum draws of $5.0 million.

As of December 31, 2022, the Company’s outstanding borrowing under the Loan Facility was $25.0 million. The variable interest rate on the drawn amount is adjusted SOFR plus 825 basis points, subject to a per annum floor rate of 8.25%. The loan matures in December 2026, which may be extended by 12 months subject to certain clinical data milestones. The Loan Facility provides for interest-only payments to December 2025, which may be extended by 12 months to 2026 if the final maturity date is extended. The Company is permitted to prepay the loan, subject to certain conditions. Upon the maturity date or prepayment of the loan, the Company is required to make a final payment equal to 5.0% (or 7.0% if the maturity date is extended) of the aggregate principal amount of the loan. The Loan Facility contains a subjective acceleration clause in the case of an event of default. If such a matter occurs and is continuing, the lender may legally demand the outstanding principal and interest immediately due and payable. There are no financial covenants associated with the Loan Facility and the loan is secured by the Company’s assets. The Loan Facility is available for working capital, capital expenditures, and other general corporate purposes.

Principal installments due on the note subsequent to December 31, 2022, are as follows (in thousands):

2023	—
2024	—
2025	—
2026	25,000
Total accrued expenses and other current liabilities	$25,000

9. COMMON STOCK

As of December 31, 2022, the Company’s amended and restated certificate of incorporation authorized the Company to issue 500,000,000 shares of Class A common stock and 14,600,000 shares of Class B common stock, each with a par value of $0.001 per share. Each share of Class A common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Class B common stock is non-voting. The holders of Class A common stock, voting exclusively and as a separate class, have the exclusive right to vote for the election of one director of the Company. Class A common stockholders and holders of Class B common stock are entitled to receive dividends, as may be declared by the board of directors. Through December 31, 2022, no cash dividends have been declared or paid.

In May 2022, 210,000 shares of Class B common stock were converted into 210,000 shares of Class A common stock. In September 2022, the remaining 99,238 shares of Class B common stock were converted into 99,238 shares of Class A common stock. The shares of Class B common stock that were converted into shares of Class A common stock have been retired and cancelled, and therefore will not be available for reissuance. As of December 31, 2022, the Company had no shares of Class B common stock outstanding.

In June 2022, the Company filed a shelf registration statement on Form S-3 (File No. 333-265408) with the Securities and Exchange Commission, which permits the offering, issuance, and sale of up to a maximum aggregate offering price of $400.0 million of the Company’s common stock, preferred stock, debt securities and warrants. (See Note 18). Up to a maximum of $150.0 million of the maximum aggregate offering price of $400.0 million may be issued and sold pursuant to an at-the-market financing facility under a sales agreement dated June 3, 2022, between the Company and Cowen and Company, LLC (Sales Agreement). As of December 31, 2022, all $150.0 million remains available for issuance and sale under the Sales Agreement.

In September 2022, the Company issued 283,034 shares of Class A common stock, registered pursuant to a shelf registration statement, to Novartis Pharma AG pursuant to an amendment to a license agreement between the two parties.

10. STOCK COMPENSATION

In April 2021, the Company adopted the 2021 Employee Stock Purchase Plan (ESPP) and the 2021 Equity Incentive Plan (2021 EIP), each of which became effective in connection with the IPO. The Company has reserved 429,934 and 3,260,753 shares of Class A common stock for issuance under the ESPP and 2021 EIP, respectively.

The Company may not grant any additional awards under the 2017 Equity Incentive Plan (2017 EIP). The 2017 EIP will continue to govern outstanding equity awards granted thereunder. As of December 31, 2022, there were 945,108 shares available for issuance under the 2021 EIP.

2017 EIP and 2021 EIP

Stock option activity under the 2017 EIP and 2021 EIP was as follows:

	NUMBER OF OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE (000s)
Outstanding as of December 31, 2021	2,924,521	$5.62	9.11	$61,712
Granted	1,319,802	18.98
Exercised	(405,140)	4.42
Cancelled and forfeited	(17,396)	17.52
Outstanding as of December 31, 2022	3,821,787	10.30	8.51	35,872
Options exercisable as of December 31, 2022	1,150,982	7.07	8.17	14,363
Vested and expected to vest as of December 31, 2022	3,821,787	10.30	8.51	35,872

The aggregate intrinsic value of stock options exercised during the year ended December 31, 2022 was $5.8 million. The weighted-average grant date fair value of options granted during the year ended twelve months ended December 31, 2022 and 2021, was $13.63 per share and $9.36 per share, respectively.

ESPP

The ESPP enables eligible employees to purchase shares of the Company’s Class A common stock at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first trading day or the last trading day of the offering period, whichever is lower. Eligible employees generally include all employees. Share purchases are funded through payroll deductions of at least 1% and up to 15% of an employee’s eligible compensation for each payroll period. The number of shares reserved for issuance under the ESPP increase automatically on the first day of each fiscal year, beginning on January 1, 2022, by a number equal to the lesser of 440,502 shares, 1% of the total number of shares of the Company’s capital stock (including all classes of the Company’s common stock) outstanding on the last day of the calendar month prior to the date of the increase, or such lower number of shares (including no shares) approved by the Company’s board of directors. As of December 31, 2022, 15,328 shares have been issued pursuant to the ESPP. The ESPP generally provides for six-month consecutive offering periods beginning on September 14, 2021. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation. As such, stock-based compensation expense has been recorded for the twelve months ended December 31, 2022.

Stock-Based Compensation Expense

The following tables summarize the stock-based compensation expense for stock options, restricted stock awards, and restricted stock units granted to employees and nonemployees and for ESPP stock-based compensation that was recorded in the Company’s statements of operations and comprehensive loss for the twelve months ended December 31, 2022 and 2021 (in thousands).

	Year Ended December 31,
	2022	2021
Research and development	$4,592	$915
General and administrative	4,295	2,097
Total stock-based compensation expense	$8,887	$3,012

	Year Ended December 31,
	2022	2021
Employees	$5,975	$2,605
Nonemployees	2,912	407
Total stock-based compensation expense	$8,887	$3,012

As of December 31, 2022, the Company had $20.3 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.5 years.

The fair value of stock options granted during the year ended December 31, 2022 and 2021 was estimated using the Black-Scholes option pricing model based on the following weighted average assumptions.

Year Ended December 31,
	2022	2021
Expected term (in years)	5.5 – 6.1	5.5 – 6.1
Expected volatility	75.8% – 77.6%	75.4% – 76.8%
Risk-free rate	1.76% – 4.2%	0.6% – 1.3%
Dividend yield	—	—

Restricted Stock Units

The Company grants restricted stock units (RSU) pursuant to the 2021 EIP and satisfies such grants through the issuance of the Company’s Class A common stock. The following table shows RSU activity for the period ending December 31, 2022.

	NUMBER OF SHARES	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE PER SHARE
Unvested balance at December 31, 2021	77,719	$23.99
Granted	215,750	18.38
Vested	(77,719)	23.99
Cancelled and forfeited	(11,750)	18.60
Unvested balance at December 31, 2022	204,000	18.37

For the twelve months ended December 31, 2022, the Company recognized $2.3 million of stock-based compensation for RSUs.

As of December 31, 2022, the Company had $3.3 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 1.77 years.

Restricted Stock Awards

In October 2020, in conjunction with the Company’s issuance of Series C redeemable convertible preferred stock (which subsequently converted into Class A and Class B common stock), the Company restricted 49,636 shares of fully issued and outstanding Class A common stock held by the Company’s Chief Executive Officer and founder. The restriction allowed the Company to repurchase shares that had not vested. The vesting term of restricted stock was one year. These restricted stock awards fully vested in October 2021. The grant date fair value of the restricted stock was $6.37 per share.

No stock-based compensation expense related to restricted stock awards was recognized in 2022.

11. EMPLOYEE BENEFIT PLANS

The Company sponsors a qualified 401(k) defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. The Company contributed $95,000 to the plan for the twelve months ended December 31, 2022. There were no employer contributions under this plan during 2021.

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

Subsequent to the effective date of the Ares Agreement, Ares is performing manufacturing technology and know-how transfer to the Company. The Company recorded related party expense of $4.5 million and $1.7 million to Ares for these services during the twelve months ended December 31, 2022, and December 31, 2021, respectively. These amounts are included in research and development expenses on the statements of operations and comprehensive loss.

Commencing on the first commercial sale of licensed products, the Company is obligated to pay Ares tiered royalties of low double-digit to mid-teen percentages on annual net sales of the licensed products covered by the license. The Company is obligated to pay royalties on a licensed product-by-licensed product and country-by-country basis from the first commercial sale of a product in a country until the latest of (i) 15 years after the first commercial sale of such licensed product in such country; (ii) the expiration of the last valid claim of a licensed patent that covers such licensed product in, or its use, importation or manufacture with respect to, such country; and (iii) expiration of all applicable regulatory exclusivity periods, including data exclusivity, in such country with respect to such product. If the Company were to sublicense its rights under the Ares Agreement, the Company is obligated to pay Ares a percentage ranging from the mid-single-digit to the low double-digits of specified sublicensing income received.

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

Under the Amplyx Agreement, the Company is obligated to make future milestone payments to Amplyx and Novartis upon the achievement of specified development, regulatory and commercial milestones. In September 2022, the Company and Novartis entered into an amendment to the Novartis License to modify the terms of future milestone payments. Pursuant to this amendment, the Company issued 283,034 shares of Class A common stock to Novartis in exchange for a reduction of $7.0 million in contingent future development milestones, including the $2.0 million contingent milestone obligation accrued by the Company in December 2021. The value of the shares issued was $5.7 million based on the closing market value of the Company’s Class A common stock as of the effective date of the amendment, and as a result of the amendment the Company recognized $3.7 million of research and development expense in the twelve months ended December 31, 2022.

As of December 31, 2022, the Company is obligated to make future milestone payments of up to $7.0 million and $62.0 million to Amplyx and Novartis, respectively, contingent upon the achievement of specified development, regulatory and commercial milestones. In the event that MAU868 is commercialized, the Company will be obligated to pay royalties to Amplyx and Novartis based on net sales by country and by product.

13. INCOME TAXES

For financial reporting purposes, income (loss) before provision for income taxes, includes the following components (in thousands):

	December 31,
	2022	2021
Domestic	$(89,055)	$(32,608)
Foreign	—	—
Loss before income taxes	$(89,055)	$(32,608)

Provision for Income Taxes

The provision for income taxes consisted of the following (in thousands).

	December 31,
	2022	2021
Current:
Federal	$—	$—
State	1	1
Total current	1	1
Total deferred	—	—
Provision for income taxes	$1	$1

A reconciliation of the provision for income taxes computed using the U.S. statutory federal income tax rate compared to the income tax provision included in the statement of operations and comprehensive loss is as follows (in thousands).

	December 31,
	2022	2021
Tax on U.S. statutory rate on income before income taxes	$(18,702)	$(6,847)
State taxes	3,583	(5,405)
State valuation allowance	(3,582)	5,405
Federal valuation allowance	19,643	6,600
Tax credits	(710)	(209)
Other	(231)	457
Provision for income taxes	$1	$1

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

	December 31,
	2022	2021
Deferred tax assets:
Federal and state NOL carryforward	$21,945	$17,469
Research and other credits	3,762	2,671
Capitalized R&D	12,731	—
Fixed assets	2	15
Reserves and accruals	519	947
Stock based compensation	1,430	535
Other intangibles	8,583	12,589
Other DTA	402	266
Lease liability	1,360	—
Total gross DTA	50,734	34,492
Less: valuation allowance	(49,648)	(34,492)
Total deferred tax assets	1,086	—
Deferred tax liabilities:
Right of use	(1,086)	—
Total gross DTL	(1,086)	—
Net deferred tax assets	$—	$—

As of December 31, 2022, the Company has federal and state net operating loss carryforwards of $92.3 million and $35.7 million, respectively, of which $0.1 million of federal net operating loss carryforwards and $0.3 million of state net operating carryforwards will begin expiring in the year 2032 and 2036, respectively, if not utilized. The Company also has $82.1 million of federal net operating loss carryforwards as of December 31, 2022 that does not expire as a result of recent tax law changes. The Company has $3.3 million of federal research and development tax credit carryforwards, which begin to expire in the year 2037. The Company has $1.4 million of state research and development tax credit carryforwards, which have no expiration date.

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

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Based on the weight of all evidence including a history of operating losses, management has determined that it is not more likely than not that the net deferred tax assets will be realized. A valuation allowance of $49.6 million and $34.5 million for the year ended December 31, 2022 and 2021 has been established to offset the deferred tax assets as realization of such assets is uncertain.

Uncertain Tax Benefits

The Company has the following activity relating to the gross amount of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2022	2021
Beginning balance	$668	$663
Additions based on tax positions related to prior year	19	—
Decreases based on tax positions related to prior year	(11)	(97)
Additions based on tax positions related to current year	265	102
Ending balance	$941	$668

None of these uncertain tax positions will impact the Company’s effective tax rate if assessed. The Company’s policy is to classify interest and penalties associated with unrecognized tax benefits as income tax expense. The Company had no interest or penalty accruals associated with uncertain tax benefits in its balance sheet and statement of operations for the years ended December 31, 2022 and 2021. The Company files income tax returns in the U.S. and California. The Company is not currently under examination by any major tax jurisdictions nor has it been in the past. Because of net operating losses and research credit carryovers, substantially all of our tax years remain open to examination. Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next 12 months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, the Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months.

The Company accounts for income taxes in accordance with authoritative accounting guidance which states the impact of an uncertain income tax position is recognized at the largest amount that is “more likely than not” to be sustained upon audit by the relevant taxing authority. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained. As of December 31, 2022 and 2021, the Company had no material unrecognized tax benefits. No significant interest or penalties were recorded during the years ended December 31, 2022 and 2021.We are currently unaware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in this estimate over the next 12 months.

14. COMMITMENTS AND CONTINGENCIES

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

15. RESTRUCTURING AND RELATED ACTIVITIES

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

	Year Ended December 31,
	2022	2021
Class A common stock options issued and outstanding	3,821,787	2,924,521
Unvested restricted stock units	204,000	—
Total	4,025,787	2,924,521

17. RELATED PARTY TRANSACTIONS

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

18. SUBSEQUENT EVENTS

On February 6, 2023, the Company completed a follow-on public offering pursuant to which the Company issued and sold 16,428,572 shares of its Class A common stock at an offering price of $7.00 per share, including the exercise in full by the underwriters of their option to purchase an additional 2,142,857 shares of Class A common stock. The Company received total net proceeds of approximately $107.6 million, after deducting underwriting discounts and commissions of $6.9 million, and offering costs of approximately $0.5 million, of which $0.2 million was incurred as of December 31, 2022.

In March 2023, upon achievement of a clinical data milestone, the Company elected to extend the Loan Facility maturity by 12 months, from December 2026 to December 2027. The interest-only payment period was also extended by 12 months to December 2026. With this election, the maturity date of the loan was also extended from December 2026 to December 2027 and the final payment increased from 5% to 7% of the aggregate principal balance of the loan, to be paid upon the maturity date or prepayment of the loan.

The Company has a banking relationship with Silicon Valley Bank (“SVB”). On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation ("FDIC") as receiver. On March 12, 2023, the Federal Reserve Board approved actions enabling the FDIC to complete its resolution of SVB in a manner that fully protects all depositors. Based on the foregoing and the Company’s analysis of the components of its relationship with SVB, the Company does not expect these events to have a material impact on the Company’s financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). We maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2022.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies” and because we qualify as a “non-accelerated filer” (i.e., we do not qualify as either an “accelerated filer” or a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act).

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained under the captions “Proposal 1 – Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” “Executive Officers,” and “Delinquent Section 16(a) Reports,” if any, in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2023 Annual Meeting of Stockholders (“Definitive Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2022 and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this item will be set forth under the caption “Executive Compensation” in our Definitive Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Definitive Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth under the captions “Transactions With Related Persons and Indemnification” and “Information Regarding the Board of Directors and Corporate Governance” in our Definitive Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be set forth under the caption “Proposal 2 – Ratification of Selection of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement and is incorporated here by reference.

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

1.1

Sales Agreement, by and between the Registrant and Cowen and Company, LLC, dated June 3, 2022 (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3, filed with the SEC on June 3, 2022).

2.1^

Asset Purchase Agreement between the Registrant and Amplyx Pharmaceuticals, Inc. dated December 16, 2021 (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on February 7, 2022).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 18, 2021).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 18, 2021).

4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on May 10, 2021).

4.2

Second Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders, dated October 29, 2020 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on April 23, 2021).

4.3*	Description of Common Stock of the Registrant

10.1†	Vera Therapeutics, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on April 23, 2021).

10.2†

Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the Vera Therapeutics, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statements on Form S-1, filed with the SEC on April 23, 2021).

10.3†	Vera Therapeutics, Inc 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on May 10, 2021).

10.4†

Forms of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the Vera Therapeutics, Inc 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on May 10, 2021).

10.5†

Forms of Restricted Stock Unit Grant Notice and Award Agreement under the Vera Therapeutics, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on May 10, 2021).

10.6†	Vera Therapeutics, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on May 10, 2021).

10.7†*	Vera Therapeutics, Inc. 2021 Non-employee Director Compensation Policy, as amended on March 28, 2023.

10.8†

Form of Indemnification Agreement by and between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, file with the SEC on May 10, 2021).

10.9†¥

Amended and Restated Offer Letter by and between the Registrant and Marshall Fordyce, M.D., dated May 7, 2021 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on May 10, 2021).

10.10†¥

Amended and Restated Offer Letter by and between the Registrant and Joanne Curley, Ph.D., dated May 7, 2021 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on May 10, 2021).

10.11†¥

Amended and Restated Offer Letter by and between the Registrant and Celia Lin, M.D., dated May 7, 2021 (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on May 10, 2021).

10.12†¥

Offer Letter, by and between the Registrant and Sean P. Grant, dated May 30, 2021 (incorporated by reference to Exhibit 10.1 the Registrant’s Current Report on Form 8-K, filed with the SEC on July 14, 2021).

10.13^

License Agreement by and between the Registrant and Ares Trading S.A., dated as of October 29, 2020 (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on April 23, 2021).

10.14¥

Loan and Security Agreement between the Registrant and Oxford Finance LLC, dated December 17, 2021 (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on February 7, 2022).

10.15¥^

License Agreement between Novartis International Pharmaceuticals AG and Amplyx Pharmaceuticals, Inc. dated August 26, 2019 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on February 7, 2022).

10.16^

Amendment No. 1 to License Agreement between Novartis International Pharmaceutics AG and Amplyx Pharmaceuticals, Inc. dated September 24, 2019 (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on February 7, 2022).

10.17^

Amendment to License Agreement, by and between the Registrant and Novartis Pharma AG, dated September 9, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 9, 2022).

10.18¥

First Amendment to Loan and Security Agreement, by and between the Registrant and Oxford Finance, LLC, dated November 4, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2022).

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

Vera Therapeutics, Inc.

Date: March 28, 2023	By:	/s/ Marshall Fordyce
Marshall Fordyce, M.D.
Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Marshall Fordyce	President, Chief Executive Officer and Director	March 28, 2023
Marshall Fordyce, M.D.	(Principal Executive Officer)

/s/ Sean Grant	Chief Financial Officer	March 28, 2023
Sean Grant	(Principal Financial Officer)

/s/ Joseph Young	Senior Vice President, Finance and Chief Accounting Officer	March 28, 2023
Joseph Young	(Principal Accounting Officer)

/s/ Michael Morrissey	Chairman of the Board	March 28, 2023
Michael Morrissey, Ph.D.

/s/ Andrew Cheng	Director	March 28, 2023
Andrew Cheng, M.D., Ph.D.

/s/ Patrick Enright	Director	March 28, 2023
Patrick Enright

/s/ Kimball Hall	Director	March 28, 2023
Kimball Hall

/s/ Maha Katabi	Director	March 28, 2023
Maha Katabi, Ph.D.

/s/ Scott Morrison	Director	March 28, 2023
Scott Morrison

/s/ Beth Seidenberg	Director	March 28, 2023
Beth Seidenberg, M.D.