Form 10-Q
period 2023-03-31
Vera Therapeutics, Inc.
filed 2023-05-11
CIK 1831828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 5, 2023, the registrant had 44,261,109 shares of common stock, $0.001 par value per share, outstanding, consisting solely of Class A common stock, $0.001 par value per share.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERA THERAPEUTICS, INC.

Condensed Balance Sheets

(in thousands, except share amounts)

	March 31,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$137,385	$43,459
Marketable securities	59,768	71,194
Prepaid expenses and other current assets	7,296	11,045
Total current assets	204,449	125,698
Restricted cash	293	293
Property and equipment, net	45	51
Operating lease right-of-use assets	4,594	5,173
Prepaid expenses and other noncurrent assets	166	162
Non-marketable equity securities	57	58
Total assets	$209,604	$131,435
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,326	$11,991
Operating lease liabilities, current	2,602	2,645
Accrued expenses and other current liabilities	15,601	10,964
Total current liabilities	23,529	25,600
Long-term debt	24,886	24,810
Operating lease liabilities, noncurrent	3,194	3,831
Accrued and other noncurrent liabilities	286	286
Total liabilities	51,895	54,527
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 authorized as of March 31, 2023 and December 31, 2022; no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Class A common stock, $0.001 par value; 500,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 44,261,109 and 27,800,861 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	44	28
Additional paid-in capital	400,850	290,216
Accumulated other comprehensive loss	(4)	(224)
Accumulated deficit	(243,181)	(213,112)
Total stockholders’ equity	157,709	76,908
Total liabilities and stockholders’ equity	$209,604	$131,435

The accompanying notes are an integral part of these unaudited condensed financial statements.

VERA THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$25,108	$12,549
General and administrative	6,150	4,472
Total operating expenses	31,258	17,021
Loss from operations	(31,258)	(17,021)
Other income (expense):
Interest income	1,623	26
Interest expense	(874)	(118)
Other income	441	315
Change in fair value of non-marketable equity securities	(1)	(287)
Total other income (expense), net	1,189	(64)
Net loss	$(30,069)	$(17,085)
Other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	220	(12)
Comprehensive loss	$(29,849)	$(17,097)
Net loss per share attributable to common stockholders, basic and diluted	$(0.80)	$(0.71)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	37,667,566	24,227,282

The accompanying notes are an integral part of these unaudited condensed financial statements.

VERA THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Class A Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance as of December 31, 2022	27,800,861	$28	$290,216	$(224)	$(213,112)	$76,908
Issuance of common stock from underwritten follow-on offering, net of offering costs	16,428,572	16	107,727	—	—	107,743
Issuance of common stock pursuant to exercise of options	3,750	—	65	—	—	65
Issuance of common stock pursuant to employee stock purchase plan	27,926	—	175	—	—	175
Stock-based compensation	—	—	2,667	—	—	2,667
Unrealized loss on marketable securities	—	—	—	220	—	220
Net loss	—	—	—	—	(30,069)	(30,069)
Balances as of March 31, 2023	44,261,109	$44	$400,850	$(4)	$(243,181)	$157,709

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance as of December 31, 2021	20,968,376	$21	309,238	$—	$193,627	$—	$(124,056)	$69,592
Issuance of common stock from underwritten follow-on offering, net of offering costs	5,742,026	6	—	—	80,028	—	—	80,034
Issuance of common stock pursuant to exercise of options	17,946	—	—	—	65	—	—	65
Issuance of common stock pursuant to employee stock purchase plan	8,458	—	—	—	169	—	—	169
Issuance of common stock upon vesting of restricted stock units	19,429	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,662	—	—	1,662
Unrealized loss on marketable securities	—	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—		(17,085)	(17,085)
Balances as of March 31, 2022	26,756,235	$27	309,238	$—	$275,551	$(12)	$(141,141)	$134,425

The accompanying notes are an integral part of these unaudited condensed financial statements.

VERA THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(30,069)	$(17,085)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	(506)	9
Reduction in the carrying amount of operating lease right-of-use assets	579	564
Stock-based compensation	2,667	1,662
Change in fair value of non-marketable equity securities	1	—
Changes in operating assets and liabilities:
Prepaid expense and other current assets	3,749	(3,942)
Other assets	(5)	271
Accounts payable	(6,665)	5,943
Accrued and other current liabilities	4,637	4,223
Operating lease liabilities	(680)	(626)
Net cash used in operating activities	(26,292)	(8,981)
Cash flows from investing activities
Purchase of property and equipment	—	(18)
Purchase of marketable securities	(34,209)	(39,437)
Proceeds from maturities of marketable securities	36,900	—
Proceeds from sale of marketable securities	9,543	—
Net cash provided by (used in) investing activities	12,234	(39,455)
Cash flows from financing activities
Proceeds from exercise of stock options and employee stock purchase plan	240	234
Proceeds from issuance of Class A common stock in follow-on offering	115,000	86,130
Payment of costs and underwriting discounts and commissions related to follow-on offering	(7,256)	(6,096)
Net cash provided by financing activities	107,984	80,268
Net increase in cash and cash equivalents and restricted cash	93,926	31,832
Cash, cash equivalents and restricted cash, beginning of period	43,752	79,967
Cash, cash equivalents and restricted cash, end of period	$137,678	$111,799
Reconciliation of cash and cash equivalents and restricted cash to the balance sheets
Cash and cash equivalents	$137,385	$111,506
Restricted cash	293	293
Total cash and cash equivalents and restricted cash	$137,678	$111,799
Supplemental disclosure of cash flow information
Cash paid for interest expense	$3,253	$104
Cash paid for operating leases	$746	$656

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

On February 6, 2023, the Company completed a follow-on public offering pursuant to which the Company issued and sold 16,428,572 shares of its Class A common stock at an offering price of $7.00 per share, including the exercise in full by the underwriters of their option to purchase an additional 2,142,857 shares of Class A common stock. The Company received total net proceeds of approximately $107.7 million, after deducting underwriting discounts and commissions of $6.9 million, and offering costs of approximately $0.4 million.

Liquidity

Since inception, the Company devoted substantially all of its resources to its research and development efforts, pre-clinical studies and clinical trials, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. The Company has incurred recurring net operating losses and has not generated positive cash flow from operations since its inception, and had an accumulated deficit of $243.2 million as of March 31, 2023. The Company had cash, cash equivalents and marketable securities of $197.2 million as of March 31, 2023 and has access to additional debt financing under a credit facility (see Note 8). The Company has funded its operations primarily through the issuance of common stock, redeemable convertible preferred stock, debt financing and convertible notes. Management expects to continue to incur losses and negative cash flows from operations for at least the next several years.

Management believes that the Company’s cash, cash equivalents and marketable securities as of March 31, 2023 will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months subsequent to the issuance date of these financial statements. The Company intends to raise additional capital through public or private equity offerings or debt financing or other capital sources, which may include strategic collaborations or other arrangements with third parties in order to achieve its long-term business objectives. If the Company fails to obtain necessary capital when needed on acceptable terms, or at all, it could force the Company to delay, limit, reduce or terminate its product development programs, commercialization efforts or other operations.

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

Unaudited Interim Condensed Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP), and in the opinion of management, include all adjustments of a normal recurring nature necessary for fair financial statement presentation. Interim results are not necessarily indicative of the results to be expected for the full year ending December 31, 2023, or any other period.

The condensed balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date, but may not include all disclosures notes required by GAAP.

These unaudited condensed financial statements and other information presented in this Form 10-Q should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 28, 2023.

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

Use of Estimates

The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Management estimates that affect the reported amounts of assets and liabilities include the accrual of research and development expenses, fair value of common stock and stock-based compensation expense, determination of incremental borrowing rate for operating leases, the valuation allowance for deferred tax assets, and fair value of marketable and non-marketable securities. The Company evaluates and adjusts its estimates and assumptions on an ongoing basis using historical experience and other factors. Actual results could differ materially from those estimates.

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

Marketable Securities

The Company holds investments in marketable securities, consisting of U.S. government securities. Marketable securities with stated maturities of three months or less from the date of purchase are classified as cash equivalents and those with stated maturities of greater than three months as marketable securities on the balance sheet. The Company determines the appropriate classification of marketable securities at the time of purchase. The Company has the ability, if necessary, to liquidate its investments to meet its liquidity needs in the next 12 months, without significant penalty. Accordingly, those investments with contractual maturities greater than one year from the date of purchase are classified as current assets on the accompanying balance sheets. All marketable securities are classified as available-for-sale and are reported at estimated fair value, with unrealized gains and losses recorded in accumulated other comprehensive loss within stockholders’ equity. Interest, amortization and accretion of purchase premiums and discounts on marketable debt securities are included in other income (expense), net, in the condensed statements of operations and comprehensive loss.

The cost of available-for-sale marketable securities sold is based on the specific identification method. Realized gains and losses on the sale of available-for-sale marketable securities are recorded in other income, net in the statements of operations and comprehensive loss.

The Company regularly reviews all of the marketable securities for decline in fair value to determine whether unrealized losses have resulted from credit loss or other factors. The review includes considerations for the cause of the impairment but is not limited to (i) the consideration of the cause of the decline, (ii) any currently recorded expected credit losses and (iii) the creditworthiness of the respective security issuers. A decline of fair value below cost basis is considered an other-than-temporary impairment if the Company has the intent to sell the security or it is more likely than not that the company will be required to sell the security before recovery of the entire cost basis. Regardless of the Company’s intent or requirement to sell the security, an impairment is considered other-than-temporary if the Company does not expect to recover the entire cost basis. In those instances, an impairment charge equal to the difference between fair value and the cost basis is recorded in other income (expense), on the condensed statements of operations and comprehensive loss. No impairment loss was recognized for the three months ended March 31, 2023 and 2022.

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

Fair value accounting is applied to all financial assets and liabilities that are recognized or disclosed in the condensed financial statements on a recurring basis. The Company’s financial instruments include cash equivalents, marketable securities, prepaid expenses, other current assets, accounts payable and accrued expenses. Cash equivalents and marketable securities are reported at their respective fair values on the Company’s condensed balance sheets. The remaining financial instruments are reported on the Company’s condensed balance sheets at cost, which approximate their fair value due to their short-term nature.

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

Comprehensive Loss

Comprehensive loss consists of two components: net loss and other comprehensive loss. Other comprehensive loss refers to unrealized gains and losses that are recorded as an element of stockholders’ equity and are excluded from net loss. For the three months ended March 31, 2023, other comprehensive loss consists of unrealized gains and losses on marketable securities.

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

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2016-02, Leases (Topic 842), subsequently amended by ASU 2018-10, ASU 2018-11, ASU 2018-20, ASU 2019-01 and ASU 2019-10, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessors and lessees of a contract. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification on the balance sheets. Leases with a term of 12 months or less may be accounted for similar to historical guidance for operating leases. The Company adopted the ASUs on January 1, 2022, using the optional transition method, which allows for the prospective application of the standard. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the standard, which allowed the Company to carry forward historical lease classification, to not reassess prior conclusions related to initial direct costs, and to not reassess whether any expired or existing contracts are or contain leases. The Company also elected the practical expedient to not separate lease and non-lease components for all leases. In connection with the adoption of the new guidance, the Company recognized $6.8 million of operating lease right-of-use assets and $8.5 million of operating lease liabilities and derecognized $1.6 million of restructuring lease liability, with immaterial impact on the Company’s financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In response to concerns about structural risks of the cessation of London Interbank Offered Rate (LIBOR), the amendments in this ASU provide optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effect of) reference rate reform on financial reporting. The amendments in this ASU provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by this amendment do not apply to contract modifications made and hedge relationships entered into or evaluated after December 31, 2022. The amendments in this ASU are elective and are effective for all entities as of March 12, 2020 through December 31, 2022. The Company amended its Loan Agreement with Oxford in November 2022, which among other things, changed the interest rate index that the Company uses to accrue interest on outstanding borrowings from LIBOR to the Secured Overnight Financing Rate (“SOFR”) as published by the Chicago Mercantile Exchange (“CME”) Term SOFR Administrator. The Company no longer has any contracts that reference LIBOR as of December 31, 2022. The Company adjusted the effective interest rate on outstanding borrowings on a prospective basis, which did not have a material impact on the financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The objective of the standard is to provide information about expected credit losses on financial instruments at each reporting date and to change how other-than temporary impairments on investment securities are recorded. Further, the FASB issued ASU No. 2018-19, ASU No. 2019-04, ASU No. 2019-05, ASU 2019-10, ASU 2019-11, ASU 2020-02 and ASU 2020-03 to provide additional guidance on the credit losses standard. The guidance is effective for the annual period beginning after December 15, 2022, with early adoption permitted. The Company adopted the ASUs on January 1, 2023. The ASUs did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The standard clarifies the guidance in Topic 210, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The guidance is effective for the annual period beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the impact the standard may have on its financial statements and related disclosures.

3. OTHER FINANCIAL STATEMENT INFORMATION

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid clinical trial and drug manufacturing expenses	$5,375	$8,487
Prepaid equity financing costs	409	490
Prepaid insurance	378	998
Prepaid rent	251	247
Other	883	823
Total prepaid expenses and other current assets	$7,296	$11,045

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued clinical trial and drug manufacturing expenses	$10,713	$4,334
Related party payable	3,070	2,780
Accrued payroll	1,138	3,217
Accrued legal fees	206	338
Accrued expenses and other	474	295
Total accrued expenses and other current liabilities	$15,601	$10,964

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

5. CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash equivalents and marketable debt securities are classified within Level 2 in the fair value hierarchy because the Company uses quoted market prices to the extent available or alternative pricing sources to determine fair value. The Company’s debt securities are accounted for as available-for-sale securities.

Unrealized gains and losses are reported as a component of other comprehensive loss. Fair value of the debt securities were $59.8 million and $71.2 million as of March 31, 2023 and December 31, 2022, respectively.

The following table summarizes the unrealized gains and losses in fair value of the Company’s investments in debt securities (in thousands):

	As of March 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Level 2:
Money market funds	$136,361	$-	$-	$136,361
U.S. Government bonds	59,772	69	(73)	59,768
Total cash equivalents and marketable securities	$196,133	$69	$(73)	$196,129

	As of December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Level 2:
Money market funds	$42,495	$-	$-	$42,495
U.S. Government bonds	71,418	1	(225)	71,194
Total cash equivalents and marketable securities	$113,913	$1	$(225)	$113,689

Marketable debt securities that had been in unrealized loss positions as of March 31, 2023 and December 31, 2022 were in an unrealized loss position for less than 12 months. Unrealized losses from marketable debt securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent impairments based on evaluation of available evidence.

The following table classifies the estimated fair value of investments in available-for-sale marketable debt securities by effective contractual maturity dates (in thousands):

March 31, 2023
Due within one year	$47,712
Due after one year to two years	12,056
Total marketable securities	$59,768

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

The Company recorded a net unrealized loss of $0.1 million and $0.3 million in other expense for the three months ended March 31, 2023 and 2022, respectively. The carrying value is measured as the total initial cost, less the cumulative net unrealized loss. The following table summarizes the non-marketable equity securities measured using measurement alternative (in thousands):

	March 31, 2023	December 31, 2022
Initial cost	$1,759	$1,759
Cumulative net fair value adjustments	(1,702)	(1,701)
Total non-marketable equity securities	$57	$58

7. LEASES

Net lease cost recognized are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$644	$570
Sublease income	(482)	(482)
Net lease cost	$162	$88

As of March 31, 2023, the maturities of the lease liabilities based on minimum lease commitment amount are as follows (in thousands):

2023 (remaining nine months)	$2,253
2024	3,022
2025	1,880
2026	-
2027	-
Total minimum lease payments	7,155
Less: Imputed interest	(1,359)
Present value of operating lease liabilities	5,796
Less: Current portion of operating lease liabilities	(2,602)
Non-current operating lease liabilities	$3,194

In November 2020, the Company entered into a non-cancellable sublease agreement for the leased facilities in South San Francisco, California, which ends concurrently with the original lease in September 2025.
As of March 31, 2023, under the terms of the sublease agreement, the Company is entitled to receive future annual sublease payments as follows (in thousands):

2023 (remaining nine months)	$1,434
2024	1,954
2025	1,496
Total sublease payments	$4,884

As tenant, the Company remains responsible for minimum lease commitments of $6.1 million as of March 31, 2023, on the South San Francisco facilities.

In July 2022, the Company entered into a lease amendment to increase the amount of leased office space in its Brisbane, California, headquarters. The lease includes renewal options for the Company. As of March 31, 2023, the Company had not executed any finance leases that were yet to commence. As of March 31, 2023, the weighted-average remaining operating lease term was 2.3 years and the weighted-average discount rate was 9.1% for operating leases recognized in the condensed financial statements.

8. NOTE PAYABLE

Note payable consists of the following ($ in thousands):

		March 31, 2023		December 31, 2022
	Maturity	Effective Interest Rate	Amount	Effective Interest Rate	Amount
Collateralized note 2021-12	2027	14.07%	$5,000	13.57	$5,000
Collateralized note 2022-11	2027	14.21%	20,000	13.74	20,000
Total borrowings			25,000		25,000
Less: Unamortized debt issuance costs			(114)		(190)
Net carrying amount of debt			$24,886		$24,810

The carrying amount of debt approximates fair value due to its variable interest rate.

In December 2021, the Company entered into a non-revolving loan and security agreement (the “Loan Facility”) with borrowing capacity of up to $50.0 million, which was scheduled to expire in December 2022. In November 2022, the Company entered into an amendment of the Loan Facility. Among other changes, the amendment extended the scheduled expiration of the Loan Facility to December 2023 and modified the reference rate from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financial Rate (“SOFR”). In conjunction with the amendment, the Company borrowed an additional $20.0 million from the Loan Facility.

In March 2023, upon achievement of a clinical data milestone, the Company elected to exercise a borrower option to extend the maturity of the outstanding loan by 12 months, from December 2026 to December 2027. The interest-only payment period was also extended by 12 months to December 2026. The Company is permitted to prepay the loan, subject to certain conditions. The final payment upon the maturity date or prepayment of the loan increased from 5% to 7% of the aggregate principal balance of the loan.

As of March 31, 2023, the Company’s outstanding borrowing under the Loan Facility was $25.0 million. The variable interest rate on the drawn amount is adjusted SOFR plus 825 basis points, subject to a per annum floor rate of 8.25%. The Loan Facility contains a subjective acceleration clause in the case of an event of default. If such a matter occurs and is continuing, the lender may legally demand the outstanding principal and interest immediately due and payable. There are no financial covenants associated with the Loan Facility and the loan is secured by the Company’s assets. The Loan Facility is available for working capital, capital expenditures, and other general corporate purposes.

Principal installments due on the notes are as follows (in thousands):

Remainder of 2023	$—
2024	—
2025	—
2026	—
2027	25,000
Total long-term debt	$25,000

9. COMMON STOCK

As of December 31, 2022, the Company’s amended and restated certificate of incorporation authorized the Company to issue 500,000,000 shares of Class A common stock and 14,600,000 shares of Class B common stock, each with a par value of $0.001 per share. Each share of Class A common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Class B common stock is non-voting. The holders of Class A common stock, voting exclusively and as a separate class, have the exclusive right to vote for the election of one director of the Company. Class A common stockholders and holders of Class B common stock are entitled to receive dividends, as may be declared by the board of directors. Through March 31, 2023, no cash dividends have been declared or paid.

In February 2022, the Company completed a follow-on public offering pursuant to which the Company issued and sold 5,742,026 shares of its Class A common stock at a public offering price of $15.00 per share, including 748,959 shares of Class A common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares.

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

In June 2022, the Company filed a shelf registration statement on Form S-3 (File No. 333-265408) with the Securities and Exchange Commission, which permits the offering, issuance, and sale of up to a maximum aggregate offering price of $400.0 million of the Company’s common stock, preferred stock, debt securities and warrants. Up to a maximum of $150.0 million of the maximum aggregate offering price of $400.0 million may be issued and sold pursuant to an at-the-market financing facility under a sales agreement dated June 3, 2022, between the Company and Cowen and Company, LLC (Sales Agreement). As of March 31, 2023, all $150.0 million remains available for issuance and sale under the Sales Agreement.

In September 2022, the Company issued 283,034 shares of Class A common stock to Novartis Pharma AG pursuant to an amendment to a license agreement between the two parties (see Note 12).

In February 2023, the Company completed a follow-on public offering pursuant to which the Company issued and sold 16,428,572 shares of its Class A common stock at a public offering price of $7.00 per share, including 2,142,857 shares of Class A common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares.

10. STOCK COMPENSATION

In April 2021, the Company adopted the 2021 Employee Stock Purchase Plan (ESPP) and the 2021 Equity Incentive Plan (2021 EIP), each of which became effective in connection with the IPO. The Company has reserved 707,942 and 4,650,796 shares of Class A common stock for issuance under the ESPP and 2021 EIP, respectively.

The Company may not grant any additional awards under the 2017 Equity Incentive Plan (2017 EIP). The 2017 EIP will continue to govern outstanding equity awards granted thereunder. As of March 31, 2023, there were 504,433 shares available for issuance under the 2021 EIP.

2017 EIP and 2021 EIP

Stock option activity under the 2017 EIP and 2021 EIP was as follows:

	NUMBER OF OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE (000s)
Outstanding as of December 31, 2022	3,821,787	$10.30	8.51	$35,872
Granted	1,856,000
Exercised	(3,750)
Cancelled and forfeited	(24,782)
Outstanding as of March 31, 2023	5,649,255	9.54	8.82	8,507
Options exercisable as of March 31, 2023	1,411,480	7.28	8.02	4,276
Vested and expected to vest as of March 31, 2023	5,649,255	9.54	8.82	8,507

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2023, was approximately $3,000. The weighted-average grant date fair value of options granted during the three months ended March 31, 2023, was $5.73 per share.

ESPP

The ESPP enables eligible employees to purchase shares of the Company’s Class A common stock at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first trading day or the last trading day of the offering period, whichever is lower. Eligible employees generally include all employees. Share purchases are funded through payroll deductions of at least 1% and up to 15% of an employee’s eligible compensation for each payroll period. The number of shares reserved for issuance under the ESPP increase automatically on the first day of each fiscal year, beginning on January 1, 2022, by a number equal to the lesser of 440,502 shares, 1% of the total number of shares of the Company’s capital stock (including all classes of the Company’s common stock) outstanding on the last day of the calendar month prior to the date of the increase, or such lower number of shares (including no shares) approved by the Company’s board of directors. As of March 31, 2023, 43,254 shares have been issued pursuant to the ESPP. The ESPP generally provides for six-month consecutive offering periods beginning on September 14, 2021. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation. As such, stock-based compensation expense has been recorded for the three months ended March 31, 2023.

Stock-Based Compensation Expense

The following tables summarize the stock-based compensation expense for stock options, restricted stock awards, and restricted stock units granted to employees and nonemployees and for ESPP stock-based compensation that was recorded in the Company’s condensed statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Research and development	$1,134	$902
General and administrative	1,533	760
Total stock-based compensation expense	$2,667	$1,662

	Three Months Ended March 31,
	2023	2022
Employees	$2,324	$1,014
Nonemployees	343	648
Total stock-based compensation expense	$2,667	$1,662

As of March 31, 2023, the Company had $28.4 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 3.0 years.

The fair value of stock options granted during the three months ended March 31, 2023 and 2022 was estimated using the Black-Scholes option pricing model based on the following weighted-average assumptions.

	Three Months Ended March 31,
	2023	2022
Expected term (in years)	6.0 – 6.1	6.0 – 6.1
Expected volatility	79.5% – 80.1%	75.8%
Risk-free rate	3.9% – 4.0%	1.8% – 1.9%
Dividend yield	—	—

Restricted Stock Units

The Company grants restricted stock units (RSU) pursuant to the 2021 EIP and satisfies such grants through the issuance of the Company’s Class A common stock. The following table shows RSU activity for the period ending March 31, 2023.

	NUMBER OF SHARES	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE
Unvested balance at December 31, 2022	204,000	$18.37
Granted	—
Vested	—
Cancelled and forfeited	(500)
Unvested balance at March 31, 2023	203,500	18.37

For the three months ended March 31, 2023, the Company recognized $0.3 million of stock-based compensation for restricted stock units.

As of March 31, 2023, the Company had $3.0 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 1.53 years.

11. EMPLOYEE BENEFIT PLANS

The Company sponsors a qualified 401(k) defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. The Company contributed $109,000 to the plan for the three months ended March 31, 2023. There were no employer contributions under this plan during the three months ended March 31, 2022.

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

Subsequent to the effective date of the Ares Agreement, Ares is performing manufacturing technology and know-how transfer to the Company. The Company recorded related party expense of $0.9 million and $1.1 million to Ares for these services during the three months ended March 31, 2023 and 2022, respectively. These amounts are included in research and development expenses on the condensed statements of operations and comprehensive loss.

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

Under the Amplyx Agreement, the Company is obligated to make future milestone payments to Amplyx and Novartis upon the achievement of specified development, regulatory and commercial milestones. In September 2022, the Company and Novartis entered into an amendment to the Novartis License to modify the terms of future milestone payments. Pursuant to this amendment, the Company issued 283,034 shares of Class A common stock to Novartis in exchange for a reduction of $7.0 million in contingent future development milestones, including the $2.0 million contingent milestone obligation accrued by the Company in December 2021. The value of the shares issued was $5.7 million based on the closing market value of the Company’s Class A common stock as of the effective date of the amendment, and as a result of the amendment the Company recognized $3.7 million of research and development expense in 2022.

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

	Three Months Ended March 31,
	2023	2022
Class A common stock options issued and outstanding	5,649,255	3,494,577
Unvested restricted stock awards	—	—
Unvested RSUs	203,500	58,290
Total	5,852,755	3,552,867

15. RELATED PARTY TRANSACTIONS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 28, 2023 (the Annual Report).

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

Overview

We are a late clinical-stage biotechnology company focused on developing and commercializing transformative treatments for patients with serious immunological diseases. Our lead product candidate, atacicept, is a self-administered fusion protein that blocks both B lymphocyte stimulator (BLyS) and a proliferation-inducing ligand (APRIL) with best-in-class potential for the treatment of immunoglobulin A nephropathy (IgAN). The Phase 2b ORIGIN clinical trial evaluating the safety and efficacy of atacicept in patients with IgAN completed enrollment in mid-2022 and reported positive 24-week topline results in January 2023. Atacicept met its primary endpoint at 24 weeks, achieved statistical significance in the 150 mg dose group, and showed a trend towards deeper reductions in proteinuria with available interim data at 36 weeks, for which full results will read out in the second quarter of 2023. Additionally, atacicept's safety profile was comparable to placebo. The trial remained blinded through 36 weeks, after which all patients roll into the open label portion of the study and receive atacicept 150mg through 96 weeks. We plan to advance atacicept 150 mg in a pivotal Phase 3 clinical trial in IgAN in the second quarter of 2023. We are also planning a Phase 3 clinical trial of atacicept in lupus nephritis (LN), a severe renal manifestation of SLE, based on feedback from the U.S. Food and Drug Administration’s (FDA) review of clinical results in a Phase 2 clinical trial of atacicept in systemic lupus erythematosus (SLE) patients with high disease activity. We continue to advance the development of MAU868, a potentially first-in-class monoclonal antibody to treat reactivated BK virus (BKV) infections. MAU868 is a clinical-stage neutralizing monoclonal antibody that is directed against BKV, a polyoma virus that can have devastating consequences in certain settings such as kidney transplant and hematopoietic stem cell transplant. In the final results from the Phase 2 clinical trial of MAU868 versus placebo in BK viremia among kidney transplant recipients, MAU868 was shown to be well tolerated and demonstrated clinically meaningful antiviral activity through 36 weeks. Pending discussions with the FDA, we plan to initiate a Phase 2b or Phase 3 clinical trial. We believe that our current pipeline programs leverage the deep expertise of the Vera Therapeutics team and have strong commercial synergies. We hold global developmental and commercial rights to all of our pipeline molecules.

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

We do not have any product candidates approved for commercial sale, and we have not generated any revenue from product sales. Our ability to generate revenue sufficient to achieve profitability, if ever, will depend on the successful development and eventual commercialization of one or more of our product candidates, which we expect will take a number of years. We also do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for nonclinical and clinical testing, as well as for commercial manufacturing if any of our product candidates obtain marketing approval. We believe that this strategy allows us to maintain a more efficient infrastructure by eliminating the need for us to invest in our own manufacturing facilities, equipment, and personnel while also enabling us to focus our expertise and resources on the development of our product candidates.

To date, we have funded our operations primarily through proceeds from the sale of shares of our Class A common stock, redeemable convertible preferred stock, debt financing and convertible promissory notes. As of March 31, 2023, we had $197.2 million in cash, cash equivalents and marketable securities, compared to $114.7 million as of December 31, 2022.

In May 2021, we completed our initial public offering (IPO) and issued 5,002,500 shares of Class A common stock, including 652,500 shares associated with the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $11.00 per share, resulting in net proceeds of approximately $48.4 million, after deducting underwriting discounts and commissions and offering related expenses. Upon the closing of our IPO, all outstanding shares of our redeemable convertible preferred stock converted into 15,464,776 shares of our Class A common stock and 309,238 shares of our Class B common stock. In 2022, all shares of Class B common stock were converted into shares of Class A common stock.

In February 2022, we completed a follow-on public offering and issued 5,742,026 shares of Class A common stock for net proceeds of approximately $80.0 million, after deducting underwriting discounts and commissions and offering related expenses. In February 2023, we completed a follow-on public offering and issued 16,428,572 shares of Class A common stock for net proceeds of approximately $107.7 million, after deducting underwriting discounts and commissions and offering related expenses. We believe, based on our current operating plan, that our cash, cash equivalents and marketable securities as of March 31, 2023, will be sufficient to fund our operations and capital expenditure requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q.

We have incurred significant operating losses since the commencement of our operations. Our net losses were $30.1 million and $17.1 million for the three months ended March 31, 2023 and 2022, respectively, and we expect to incur significant and increasing losses for the foreseeable future as we continue to advance our product candidates, atacicept and MAU868, to commercialization. Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our research and development activities. As of March 31, 2023, we had an accumulated deficit of $243.2 million, compared to $213.1 million as of December 31, 2022. Our primary use of cash is to fund operating expenses, which consist of research and development and general and administrative expenditures. Cash used to fund operating expenses depends on the timing of when we pay these expenses, as reflected in the changes in our working capital balances.

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

Geopolitical and Macroeconomic Events

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

Although we did not see a significant financial impact to our business operations as a result of recent geopolitical and macroeconomic developments, such as the COVID-19 pandemic and the ongoing Ukraine-Russia conflict, during the three months ended March 31, 2023, there may be potential impacts to our business in the future that are highly uncertain and difficult to predict such as disruptions or restrictions in our supply chain, disruption or restrictions on our employees’ ability to travel, disruptions to or delays in ongoing non-clinical trials, clinical trials, third-party manufacturing supply and other operations, the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic or adverse geopolitical and macroeconomic concerns, interruptions or delays in the operations of the FDA or other regulatory authorities, continued increases in inflation and interest rates, changes in availability and cost of credit and our ability to raise capital and conduct business development activities. The ultimate impact of these geopolitical and macroeconomic developments, as well as any lasting effects on our revenue and the way we conduct our business, is highly uncertain and subject to continued change, and we recognize that they may continue to present unique challenges for us.

We continue to believe that our existing cash, cash equivalents and marketable securities held as of March 31, 2023, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. However, should adverse geopolitical and macroeconomic events, such as the COVID-19 pandemic, the ongoing Ukraine-Russia conflict and related sanctions, and any associated recession or depression continue for a prolonged period, our results of operations, financial condition, liquidity and cash flows could be materially impacted as a result of a lower likelihood of effectively and efficiently developing and successfully commercializing our product candidates.

Results of operations

Comparison of the three months ended March 31, 2023 and 2022

The following table summarizes our results of operations for the periods presented.

	Three Months Ended March 31,		CHANGE
(dollars in thousands)	2023	2022	AMOUNT	%
Operating expenses:
Research and development	$25,108	$12,549	$12,559	100%
General and administrative	6,150	4,472	1,678	38%
Total operating expenses	31,258	17,021	14,237	84%
Loss from operations	(31,258)	(17,021)	(14,237)	84%
Other income (expense):
Interest income	1,623	26	1,597	*
Interest expense	(874)	(118)	(756)	*
Other income	441	315	126	40%
Change in fair value of non-marketable equity securities	(1)	(287)	286	*
Total other income (expense), net	1,189	(64)	1,253	*
Net loss	$(30,069)	$(17,085)	$(12,984)	76%

* Not meaningful

Research and development expenses

Research and development expenses represent a substantial portion of our operating expenses. Our research and development expenses consist primarily of direct and indirect expenses incurred in connection with the research and development of our product candidates. Direct expenses include costs incurred under agreements with third parties, including contract research organizations, contract drug manufacturing organizations and consultants directly related to our research and development of product candidates, and license and milestone fees incurred as a result of our contractual obligations for our development candidates. Indirect expenses include employee compensation and other personnel-related expenses, including stock-based compensation, facilities and depreciation related to buildings and equipment used by research and development personnel and activities and other expenses.

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

The following table summarizes our research and development expenses incurred during the respective periods.

	Three Months Ended March 31,		CHANGE
(dollars in thousands)	2023	2022	AMOUNT	%
Direct research and development expenses
Contract drug manufacturing	$15,494	$6,014	$9,480	158%
Clinical trial expenses	4,736	3,850	886	23%
Consulting and professional services	642	1,087	(445)	(41)%
Indirect research and development expenses
Compensation and related benefits	3,999	1,506	2,493	166%
Facilities and other	237	92	145	158%
Research and development expenses	$25,108	$12,549	$12,559	100%

* Not meaningful

Research and development expenses increased by $12.6 million, or 100%, to $25.1 million in the three months ended March 31, 2023, from $12.5 million in the three months ended March 31, 2022. The increase was primarily due to contract drug manufacturing and related activities for atacicept, including transfer and qualification of manufacturing processes to our third-party contract drug manufacturing organization and manufacture of drug supply for clinical trials, and compensation and related benefit expenses for increased research and development headcount. Clinical trial expenses reflect increased activity in the ORIGIN trial. Consulting and professional services decreased due to lower expenses related to MAU868 research and development.

We expect our research and development expenses to increase in future periods as we initiate and execute our Phase 3 clinical trial, prepare to seek regulatory approval of atacicept in IgAN and develop other product candidates.

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

	Three Months Ended March 31,		CHANGE
(dollars in thousands)	2023	2022	AMOUNT	%
General and administrative	$6,150	$4,472	$1,678	38%

General and administrative expenses increased by $1.7 million, or 38%, to $6.2 million in the three months ended March 31, 2023, from $4.5 million in the three months ended March 31, 2022, due primarily to increases of $1.5 million of payroll and related expenses including stock-based compensation, as a result of increased general and administrative employee headcount.

Other income (expense), net

	Three Months Ended March 31,		CHANGE
(dollars in thousands)	2023	2022	AMOUNT	%
Total other income (expense), net	$1,189	$(64)	1,253	*

* Not meaningful

Other income (expense), net, increased by $1.3 million, to $1.2 million of other income in the three months ended March 31, 2023, from other expense of $0.1 million in the three months ended March 31, 2022, due to an increase of $1.6 million in interest income from higher yields on marketable securities held in the current period, partially offset by an increase of $0.8 million of interest expense due to higher outstanding loan principal balances in the current period and $0.3 million of other expense recognized in the three months ended March 31, 2022, due to the change in fair value of non-marketable equity securities in the period.

Liquidity and Capital Resources

To date, we have funded our operations primarily through proceeds from the sale of shares of our Class A common stock, redeemable convertible preferred stock, debt financing and convertible notes. From our inception through March 31, 2023, we have raised aggregate net cash proceeds of approximately $402.5 million from the issuance and sale of redeemable convertible preferred stock, convertible notes, and Class A common stock, and proceeds from our Loan Agreement with Oxford Finance LLC (Oxford). Since the date of our incorporation, we have not generated any revenue from product sales and have incurred substantial operating losses and negative cash flows from operations.

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

In December 2021, we entered into the Amplyx Agreement, pursuant to which we paid $5.0 million to Amplyx to purchase assets relating to MAU868. In September 2022, we entered into an amendment to the Novartis License to modify the terms of potential development milestone payments. Pursuant to this amendment, we issued 283,034 shares of Class A common stock to Novartis in exchange for a reduction of $7.0 million in contingent future development milestones, including the $2.0 million contingent milestone obligation we accrued in December 2021. The value of the shares issued was $5.7 million based on the closing market value of our Class A common stock as of the effective date of the amendment, and as a result of the amendment we recognized $3.7 million of research and development expense in 2022.

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

In February 2022, we completed our follow-on public offering. In connection with our follow-on public offering, we issued and sold 5,742,026 shares of Class A common stock, including 748,959 shares associated with the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $15.00 per share, resulting in net proceeds to us of approximately $80.0 million, after deducting underwriting discounts and commissions and offering related expenses payable by us.

In June 2022, we filed a shelf registration statement on Form S-3 (the Shelf Registration) with the Securities and Exchange Commission (the SEC), which permits the offering, issuance, and sale of up to a maximum aggregate offering price of $400.0 million of our common stock, preferred stock, debt securities and warrants. In connection with the filing of the Shelf Registration, we entered into a sales agreement with Cowen and Company, LLC (Cowen) as sales agent, pursuant to which we may issue and sell shares of our Class A common stock for an aggregate maximum offering price of $150.0 million of the maximum aggregate offering price of $400.0 million under an at-the-market offering program (the 2022 ATM). We agreed to pay Cowen up to 3% of gross proceeds for the Class A common stock sold through the 2022 ATM. As of March 31, 2023, no shares of Class A common stock have been issued or sold under the 2022 ATM.

In February 2023, we completed a follow-on public offering and issued 16,428,572 shares of Class A common stock for net proceeds of approximately $107.7 million, after deducting underwriting discounts and commissions and offering related expenses.

As of March 31, 2023, we had $197.2 million of cash, cash equivalents and marketable securities, compared to $114.7 million as of December 31, 2022. We believe, based on our current operating plan, that our cash, cash equivalents and marketable securities as of March 31, 2023, together with available credit under the Loan Agreement with Oxford, will be sufficient to fund our operations and capital expenditure requirements until early 2026.

Cash Flows

The following table summarizes our cash flows for the periods indicated.

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Net cash used in operating activities	$(26,292)	$(8,981)
Net cash provided by (used in) investing activities	12,234	(39,455)
Net cash provided by financing activities	107,984	80,268
Net increase in cash, cash equivalents and restricted cash	$93,926	$31,832

Operating Activities

In the three months ended March 31, 2023, we used $26.3 million of cash in operating activities, attributable to a net loss of $30.1 million and a $6.7 million decrease in accounts payable, partially offset by a $4.6 million increase in accrued and other current liabilities, a $3.7 million decrease in prepaid expenses and other current assets and $2.7 million of non-cash stock-based compensation expense.

In the three months ended March 31, 2022, we used $9.0 million of cash in operating activities, attributable to a net loss of $17.1 million and a $3.9 million increase in prepaid expenses and other current assets, partially offset by a $5.9 million increase in accounts payable, a net $4.2 million increase in accrued and other current liabilities, and $1.7 million of non-cash stock-based compensation expense.

Investing Activities

In the three months ended March 31, 2023, our investing activities provided $84.0 million of cash primarily resulting from $46.4 million of sales and maturities of short-term marketable securities, partially offset by $34.2 million for purchases of short-term marketable securities.

In the three months ended March 31, 2022, our investing activities used $39.5 million of cash primarily resulting from purchases of short-term marketable securities.

Financing Activities

In the three months ended March 31, 2023, our financing activities provided $108.0 million of cash resulting from $115.0 million gross proceeds from our follow-on offering, partially offset by the payment of $7.3 million of related offering costs during the period.

In the three months ended March 31, 2022, our financing activities provided $80.3 million of cash resulting from $86.1 million gross proceeds from our follow-on offering, partially offset by the payment of $6.1 million of related offering costs during the period.

Contractual Obligations

During the three months ended March 31, 2023, there were no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

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

At-the-Market Offering

In June 2022, we entered into a sales agreement with Cowen and Company LLC (Cowen) as sales agent, pursuant to which we may issue and sell shares of our Class A common stock for an aggregate maximum offering price of $150.0 million under an at-the-market offering program (ATM). We will pay Cowen up to 3.0% of gross proceeds of the Class A common stock sold through the ATM. As of March 31, 2023, no shares of Class A common stock had been issued or sold under the ATM.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use of Estimates” in our Annual Report and the notes to our unaudited condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2023, there were no material changes to our critical accounting policies from those discussed in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash and cash equivalents as of March 31, 2023, consisted of readily available checking and money market funds. Our marketable securities as of March 31, 2023, consisted of short-term marketable debt securities issued by the U.S. Treasury. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. We do not believe that our cash, cash equivalents or marketable securities have significant risk of default or illiquidity. While we believe our cash, cash equivalents and marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at financial institutions that are in excess of federally insured limits.

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

Based upon such evaluation, our CEO and CFO concluded that, as of March 31, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We identified no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

We are a late clinical-stage biotechnology company and we have no products approved for commercial sale, have not generated any revenue from product sales and have incurred losses since inception. To date, we have devoted substantially all of our resources to our research and development efforts, pre-clinical studies and clinical trials, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these operations. We have not yet demonstrated our ability to successfully complete any clinical trials with respect to our product candidates, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult to accurately predict our future success or viability than it could be if we had a longer operating history.

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

As of March 31, 2023, we had $197.2 million in cash, cash equivalents and marketable securities. In December 2021, we entered into the Loan Agreement with Oxford, as amended in November 2022 and March 2023, providing us with up to $25.0 million of borrowing capacity, after $5.0 million was funded at closing of the Loan Agreement in December 2021, and $20.0 million was funded in November 2022. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations and capital expenditure requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. Our estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic nature of our business and the macroeconomic and geopolitical environment generally. We anticipate that our expenses will increase substantially if, and as, we:

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

We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. Adequate additional financing may not be available to us on acceptable terms, or at all. Adverse geopolitical and macroeconomic developments, such as the recent and potential future disruptions in access to bank deposits and lending commitments due to bank failures, the ongoing military conflict between Russia and Ukraine and related sanctions, actual and anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation, and ongoing effects of the COVID-19 pandemic, could affect our ability to access capital as and when needed. Furthermore, the recent closures of and liqudity concerns experienced by Silicon Valley Bank (SVB) and other regional and mid-sized banks have resulted in broader financial institution liquidity risk and concerns. Although we incurred no losses as a result of the closure of SVB, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages that could materially harm our business and financial condition. We manage our cash balances to minimize amounts held in bank accounts at any given time, but often must maintain balances that exceed the current FDIC insurance limits, and the failure of any bank in which we deposit our funds could reduce the amount of cash we have available for our operations or impair our ability to timely access our cash, cash equivalent and investment balances. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our research-stage programs, clinical trials or future commercialization efforts.

We have incurred net losses since inception, and we expect to continue to incur net losses for the foreseeable future. In addition, we may be unable to continue as a going concern over the long-term.

We have incurred net losses in each reporting period since the commencement of our operations and have not generated any revenue from product sales to date. We had net losses of $30.1 million and $17.1 million for the three months ended March 31, 2023 and 2022, respectively. We had an accumulated deficit of $243.2 million as of March 31, 2023. Our losses have resulted principally from expenses incurred in research and development and from management and administrative costs and other expenses that we have incurred while building our business infrastructure, a significant portion of which were incurred resulting from our efforts to develop gamma-PNA chemistry and triplex gene editing for therapeutic use, which we discontinued in September 2020. Our product candidates are in clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing our product candidates in one of our lead indications, we expect that we will continue to incur substantial research and development and other expenses as we continue the clinical development programs for our product candidates in other indications.

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
•
delays in enrollment by subjects, or completion of the trial by subjects, or delays in manufacturing due to effects of the COVID-19 pandemic;
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

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the Bipartisan Budget Act of 2018, the Infrastructure Investments and Jobs Act and the Consolidated Appropriations Act of 2023, will remain in effect until 2032, unless additional congressional action is taken. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations. In addition, Congress is considering additional health reform measures.

Moreover, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but it is likely to have a significant impact on the pharmaceutical industry. Further, on February 14, 2023, in response to the Biden administration’s October 2022 executive order, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement-constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that the Affordable Care Act, the IRA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, achieve and sustain profitability or commercialize atacicept, MAU868 or any future product candidates we may develop.

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
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH) and their implementing regulations, also imposes obligations, including mandatory contractual terms, upon certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates and subcontractors that perform services for them that involve the use, or disclosure of, individually identifiable health information with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
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

As of March 31, 2023, we had 46 full-time employees, including 32 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we continue to operate as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

In addition, we plan to conduct multiple clinical trials of atacicept for several different indications concurrently, as well as MAU868 for the treatment of BKV disease in kidney transplant recipients. Given the small size of our organization, we may encounter difficulties managing multiple clinical trials at the same time, which could negatively affect our ability to manage growth of our organization, particularly as we take on additional responsibility associated with being a public company. Our future financial performance and our ability to successfully develop and, if approved, commercialize, atacicept, MAU868 and any other future product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

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

The trading price of our Class A common stock has been, and is likely to be, highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. For example, the closing price of our Class A common stock from January 1, 2022 to May 5, 2023, has ranged from a low of $5.41 to a high of $28.06. The stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

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
•
sales of our securities by us, our insiders or our other stockholders; and
•
general geopolitical, macroeconomic, industry and market conditions, including the recent and potential future disruptions in access to bank deposits and lending commitments due to bank failures, the conflict between Ukraine and Russia and related sanctions, economic slowdowns, recessions, inflation, rising interest rates, tightening of credit markets and effects of the COVID-19 pandemic.

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

As of March 31, 2023, there were 44,261,109 shares of Class A common stock outstanding and held of record by 26 stockholders and no shares of Class B common stock outstanding. The number of record holders of our Class A common stock does not include DTC participants or beneficial owners holding shares through nominee names.

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

Vera Therapeutics, Inc.

Date: May 11, 2023	By:	/s/ Marshall Fordyce
Marshall Fordyce, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Sean Grant
Sean Grant
Chief Financial Officer (Principal Financial Officer)