Form 10-Q
period 2023-06-30
Vera Therapeutics, Inc.
filed 2023-08-10
CIK 1831828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 7, 2023, the registrant had 44,318,429 shares of common stock, $0.001 par value per share, outstanding, consisting solely of Class A common stock, $0.001 par value per share.

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
•
Unfavorable geopolitical and macroeconomic conditions could adversely affect our business, financial condition and results of operations.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERA THERAPEUTICS, INC.

Condensed Balance Sheets

(in thousands, except share amounts)

	June 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash, cash equivalents and short-term marketable securities	$33,889	$43,459
Marketable securities	147,132	71,194
Prepaid expenses and other current assets	9,593	11,045
Total current assets	190,614	125,698
Restricted cash, noncurrent	-	293
Property and equipment, net	40	51
Operating lease right-of-use assets	4,030	5,173
Prepaid expenses and other noncurrent assets	465	162
Non-marketable equity securities	29	58
Total assets	$195,178	$131,435
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,280	$11,991
Operating lease liabilities	2,560	2,645
Accrued expenses and other current liabilities	10,995	10,964
Total current liabilities	26,835	25,600
Long-term debt	24,962	24,810
Operating lease liabilities, noncurrent	2,571	3,831
Accrued and other noncurrent liabilities	287	286
Total liabilities	54,655	54,527
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 authorized as of June 30, 2023 and December 31, 2022; no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.001 par value; 500,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 44,308,429 and 27,800,861 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	44	28
Additional paid-in capital	403,964	290,216
Accumulated other comprehensive loss	(142)	(224)
Accumulated deficit	(263,343)	(213,112)
Total stockholders’ equity	140,523	76,908
Total liabilities and stockholders’ equity	$195,178	$131,435

The accompanying notes are an integral part of these unaudited condensed financial statements.

VERA THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$16,231	$10,112	$41,340	$22,661
General and administrative	5,739	4,945	11,887	9,417
Total operating expenses	21,970	15,057	53,227	32,078
Loss from operations	(21,970)	(15,057)	(53,227)	(32,078)
Other income (expense):
Interest income	2,239	263	3,862	289
Interest expense	(914)	(128)	(1,789)	(246)
Other income	511	325	953	640
Change in fair value of non-marketable equity securities	(28)	(256)	(30)	(543)
Total other income	1,808	204	2,996	140
Net loss	$(20,162)	$(14,853)	$(50,231)	$(31,938)
Other comprehensive loss:
Change in unrealized loss on marketable securities	(138)	(140)	82	(152)
Comprehensive loss	$(20,300)	$(14,993)	$(50,149)	$(32,090)
Net loss per share attributable to common stockholders, basic and diluted	$(0.46)	$(0.55)	$(1.23)	$(1.24)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	44,269,772	27,078,450	40,986,907	25,660,742

The accompanying notes are an integral part of these unaudited condensed financial statements.

VERA THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Class A Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance as of December 31, 2022	27,800,861	$28	$290,216	$(224)	$(213,112)	$76,908
Issuance of Class A common stock from underwritten follow-on offering, net of offering costs	16,428,572	16	107,727	—	—	107,743
Issuance of Class A common stock pursuant to exercise of options	3,750	—	65	—	—	65
Issuance of Class A common stock pursuant to employee stock purchase plan	27,926	—	175	—	—	175
Stock-based compensation	—	—	2,667	—	—	2,667
Unrealized loss on marketable securities	—	—	—	220	—	220
Net loss	—	—	—	—	(30,069)	(30,069)
Balances as of March 31, 2023	44,261,109	$44	$400,850	$(4)	$(243,181)	$157,709
Issuance of Class A common stock pursuant to exercise of options	44,820	—	432	—	—	432
Issuance of Class A common stock upon vesting of restricted stock units	2,500	—	—	—	—	—
Stock-based compensation	—	—	2,682	—	—	2,682
Unrealized loss on marketable securities	—	—	—	(138)	—	(138)
Net loss	—	—	—	—	(20,162)	(20,162)
Balances as of June 30, 2023	44,308,429	$44	$403,964	$(142)	$(263,343)	$140,523

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance as of December 31, 2021	20,968,376	$21	309,238	$—	$193,627	$—	$(124,056)	$69,592
Issuance of Class A common stock from underwritten follow-on offering, net of offering costs	5,742,026	6	—	—	80,028	—	—	80,034
Issuance of Class A common stock pursuant to exercise of options	17,946	—	—	—	65	—	—	65
Issuance of Class A common stock pursuant to employee stock purchase plan	8,458	—	—	—	169	—	—	169
Issuance of Class A common stock upon vesting of restricted stock units	19,429	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,662	—	—	1,662
Unrealized loss on marketable securities	—	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—	—	(17,085)	(17,085)
Balances as of March 31, 2022	26,756,235	$27	309,238	$—	$275,551	$(12)	$(141,141)	$134,425
Issuance of Class A common stock upon exercise of options	12,641	—	—	—	47	—	—	47
Issuance of Class A common stock upon vesting of restricted stock units	19,430	—	—	—	—	—	—	—
Conversion of Class B common stock into Class A common stock	210,000	—	(210,000)	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,025	—	—	2,025
Unrealized loss on marketable securities	—	—	—	—	—	(140)	—	(140)
Net loss	—	—	—	—	—	—	(14,853)	(14,853)
Balances as of June 30, 2022	26,998,306	$27	99,238	$—	$277,623	$(152)	$(155,994)	$121,504

The accompanying notes are an integral part of these unaudited condensed financial statements.

VERA THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(50,231)	$(31,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	(1,477)	(97)
Reduction in the carrying amount of operating lease right-of-use assets	1,143	1,115
Stock-based compensation	5,349	3,687
Change in fair value of non-marketable equity securities	30	543
Changes in operating assets and liabilities:
Prepaid expense and other current assets	1,451	(7,546)
Other assets	(304)	(32)
Accounts payable	1,289	5,699
Accrued and other current liabilities	31	1,817
Operating lease liabilities	(1,345)	(1,262)
Net cash used in operating activities	(44,064)	(28,014)
Cash flows from investing activities
Purchase of property and equipment	—	(24)
Purchase of marketable securities	(143,058)	(97,524)
Proceeds from maturities of marketable securities	59,300	15,999
Proceeds from sale of marketable securities	9,543	—
Net cash used in investing activities	(74,215)	(81,549)
Cash flows from financing activities
Proceeds from exercise of stock options and employee stock purchase plan	672	281
Proceeds from issuance of Class A common stock in follow-on offering	115,000	86,131
Payment of costs and underwriting discounts and commissions related to follow-on offering	(7,256)	(6,096)
Net cash provided by financing activities	108,416	80,316
Net decrease in cash and cash equivalents and restricted cash	(9,863)	(29,247)
Cash, cash equivalents and restricted cash, beginning of period	43,752	79,967
Cash, cash equivalents and restricted cash, end of period	$33,889	$50,720
Reconciliation of cash and cash equivalents and restricted cash to the balance sheets
Cash and cash equivalents	$33,889	$50,427
Restricted cash	—	293
Total cash and cash equivalents and restricted cash	$33,889	$50,720
Supplemental disclosure of cash flow information
Cash paid for interest	$1,636	$217
Cash paid for operating leases	$1,492	$1,311
Receivable on exercise of stock options	$5	$—

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

Follow-on Public Offerings

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

Liquidity

Since inception, the Company devoted substantially all of its resources to its research and development efforts, pre-clinical studies and clinical trials, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. The Company has incurred recurring net operating losses and has not generated positive cash flow from operations since its inception, and had an accumulated deficit of $263.3 million as of June 30, 2023. The Company had cash, cash equivalents and marketable securities of $181.0 million as of June 30, 2023 and has access to additional debt financing under a credit facility (see Note 7). The Company has funded its operations primarily through the issuance of common stock, redeemable convertible preferred stock, debt financing and convertible notes. Management expects to continue to incur losses and negative cash flows from operations for at least the next several years.

Management believes that the Company’s cash, cash equivalents and marketable securities as of June 30, 2023 will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months subsequent to the issuance date of these financial statements. The Company intends to raise additional capital through public or private equity offerings or debt financing or other capital sources, which may include strategic collaborations or other arrangements with third parties in order to achieve its long-term business objectives. If the Company fails to obtain necessary capital when needed on acceptable terms, or at all, it could force the Company to delay, limit, reduce or terminate its product development programs, commercialization efforts or other operations.

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

Marketable Securities

The Company holds investments in marketable securities, consisting of U.S. government securities. Marketable debt securities with stated maturities of three months or less from the date of purchase are classified as cash equivalents and those with stated maturities of greater than three months as marketable securities on the balance sheet. The Company determines the appropriate classification of marketable debt securities at the time of purchase. The Company has the ability, if necessary, to liquidate its investments to meet its liquidity needs in the next 12 months, without significant penalty. Accordingly, those investments with contractual maturities greater than one year from the date of purchase are classified as current assets on the accompanying balance sheets. All marketable debt securities are classified as available-for-sale and are reported at estimated fair value, with unrealized gains and losses recorded in accumulated other comprehensive loss within stockholders’ equity. Interest, amortization and accretion of purchase premiums and discounts on marketable debt securities are included in other income (expense), net, in the condensed statements of operations and comprehensive loss.

The cost of available-for-sale marketable debt securities sold is based on the specific identification method. Realized gains and losses on the sale of available-for-sale marketable securities are recorded in other income, net in the statements of operations and comprehensive loss.

The Company regularly reviews all of the marketable securities for decline in fair value to determine whether unrealized losses have resulted from credit loss or other factors. The review includes considerations for the cause of the impairment but is not limited to (i) the consideration of the cause of the decline, (ii) any currently recorded expected credit losses and (iii) the creditworthiness of the respective security issuers. A decline of fair value below cost basis is considered an other-than-temporary impairment if the Company has the intent to sell the security or it is more likely than not that the company will be required to sell the security before recovery of the entire cost basis. Regardless of the Company’s intent or requirement to sell the security, an impairment is considered other-than-temporary if the Company does not expect to recover the entire cost basis. In those instances, an impairment charge equal to the difference between fair value and the cost basis is recorded in other income (expense), on the condensed statements of operations and comprehensive loss. No impairment loss was recognized for the three and six months ended June 30, 2023 and 2022.

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

Foreign Currency Translations

Transactions denominated in foreign currencies are initially measured in U.S. dollars using the spot exchange rate on the date of the transaction. Foreign currency denominated monetary assets and liabilities are subsequently re-measured at the end of each reporting period using the spot exchange rate at that date, with the corresponding foreign currency transaction gain or loss recorded in the statements of operations and statements of cash flows. Nonmonetary assets and liabilities are not subsequently re-measured.

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

Comprehensive Loss

Comprehensive loss consists of two components: net loss and other comprehensive loss. For the six months ended June 30, 2023 and 2022, other comprehensive loss consists of net unrealized gains and losses on marketable securities that are recorded as an element of stockholders’ equity and are excluded from net loss.

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

Prior to the IPO, the fair value of the shares of common stock underlying the stock options was determined by the board of directors with the assistance of management and input from an independent third-party valuation firm, as there was no public market for the common stock. The board of directors determined the fair value of the Company’s common stock by considering a number of objective and subjective factors, including the valuation of comparable companies, sales of redeemable convertible preferred stock, the Company’s operating and financial performance, the lack of liquidity of common stock, and general and industry specific economic outlook, amongst other factors. Subsequent to the IPO, the Company determines the fair value of the shares of common stock underlying the stock options by using the market closing price of its Class A common stock on the date of grant.

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

Recently Issued Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This standard clarifies the guidance in Topic 210, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The guidance is effective for the annual period beginning after December 15, 2023, with early adoption permitted. The Company does not expect that the adoption of this standard will have a material impact on its financial statements and related disclosures.

3. OTHER FINANCIAL STATEMENT INFORMATION

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid clinical trial and drug manufacturing expenses	$6,218	$8,487
Prepaid insurance	1,165	998
Prepaid equity financing costs	560	490
Prepaid rent	251	247
Other	1,399	823
Total prepaid expenses and other current assets	$9,593	$11,045

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued clinical trial and drug manufacturing expenses	$6,122	$4,334
Accrued payroll	2,003	3,217
Related party payable	1,952	2,780
Accrued legal fees	296	338
Accrued expenses and other	622	295
Total accrued expenses and other current liabilities	$10,995	$10,964

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

Unrealized gains and losses are reported as a component of other comprehensive loss. Fair value of the debt securities were $147.1 million and $71.2 million as of June 30, 2023 and December 31, 2022, respectively.

The following table summarizes the unrealized gains and losses in fair value of the Company’s investments in debt securities (in thousands):

	As of June 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Level 2:
Money market funds	$31,396	$-	$-	$31,396
U.S. Government bonds	147,274	8	(150)	147,132
Total cash equivalents and marketable securities	$178,670	$8	$(150)	$178,528

	As of December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Level 2:
Money market funds	$42,495	$-	$-	$42,495
U.S. Government bonds	71,418	1	(225)	71,194
Total cash equivalents and marketable securities	$113,913	$1	$(225)	$113,689

Marketable debt securities that had been in unrealized loss positions as of June 30, 2023 and December 31, 2022 were in an unrealized loss position for less than 12 months. Unrealized losses from marketable debt securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent impairments based on evaluation of available evidence.

The following table classifies the estimated fair value of investments in available-for-sale marketable debt securities by effective contractual maturity dates (in thousands):

June 30, 2023
Due within one year	$142,383
Due after one year to two years	4,749
Total marketable securities	$147,132

5. NON-MARKETABLE EQUITY SECURITIES

In 2021, the Company disposed of its previous research program through the sale of assets and certain related liabilities to NeuBase Therapeutics, Inc. (NeuBase) in exchange for cash and shares of NeuBase common stock. The shares have certain restrictions on sale or transfer.

Fair value of this asset is determined using alternative pricing sources and models utilizing market observable inputs. The Company reports the restricted equity securities as non-marketable equity securities on the condensed balance sheet and determines current or non-current classification based on the expected duration of the restriction.

The carrying value is measured as the total initial cost, less the cumulative net unrealized loss. The following table summarizes the value of non-marketable equity securities using the measurement alternative (in thousands):

	June 30, 2023	December 31, 2022
Initial cost	$1,759	$1,759
Cumulative net fair value adjustments	(1,730)	(1,701)
Total non-marketable equity securities	$29	$58

6. LEASES

Net lease costs recognized were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$644	$570	$1,289	$1,139
Sublease income	(482)	(482)	(964)	(964)
Net lease cost	$162	$88	$325	$175

As of June 30, 2023, the maturities of the lease liabilities based on minimum lease commitment amount are as follows (in thousands):

2023 (remaining six months)	$1,507
2024	3,022
2025	1,880
2026	-
2027	-
Total minimum lease payments	6,409
Less: Imputed interest	(1,278)
Present value of operating lease liabilities	5,131
Less: Current portion of operating lease liabilities	(2,560)
Non-current operating lease liabilities	$2,571

In November 2020, the Company entered into a non-cancellable sublease agreement for the leased facilities in South San Francisco, California, which ends concurrently with the original lease in September 2025.
As of June 30, 2023, under the terms of the sublease agreement, the Company is entitled to receive future annual sublease payments as follows (in thousands):

2023 (remaining six months)	$957
2024	1,954
2025	1,496
Total sublease payments	$4,407

As tenant, the Company remains responsible for minimum lease commitments of $5.6 million as of June 30, 2023, on the South San Francisco facilities.

In July 2022, the Company amended an existing lease agreement to increase the amount of leased office space in its Brisbane, California, headquarters, from approximately 4,900 square feet to approximately 9,900 square feet. The leases have scheduled annual

3% increases and include renewal options for the Company. As of June 30, 2023, the Company had not executed any finance leases that were yet to commence. As of June 30, 2023, the weighted-average remaining operating lease term was 2.0 years and the weighted-average discount rate was 9.1% for operating leases recognized in the condensed financial statements.

7. NOTE PAYABLE

Note payable consists of the following ($ in thousands):

		June 30, 2023		December 31, 2022
	Maturity	Effective Interest Rate	Amount	Effective Interest Rate	Amount
Collateralized note 2021-12	2027	14.57%	$5,000	13.57	$5,000
Collateralized note 2022-11	2027	14.71%	20,000	13.74	20,000
Total borrowings			25,000		25,000
Less: Unamortized debt issuance costs			(38)		(190)
Net carrying amount of debt			$24,962		$24,810

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

As of June 30, 2023, the Company’s outstanding borrowing under the Loan Facility was $25.0 million. The variable interest rate on the drawn amount is adjusted SOFR plus 825 basis points, subject to a per annum floor rate of 8.25%. The Loan Facility contains a subjective acceleration clause in the case of an event of default. If such a matter occurs and is continuing, the lender may legally demand the outstanding principal and interest immediately due and payable. There are no financial covenants associated with the Loan Facility and the loan is secured by the Company’s assets. The Loan Facility is available for working capital, capital expenditures, and other general corporate purposes.

Principal installments due on the notes are as follows (in thousands):

Remainder of 2023	$—
2024	—
2025	—
2026	—
2027	25,000
Total long-term debt	$25,000

8. COMMON STOCK

As of June 30, 2023, the Company’s amended and restated certificate of incorporation authorized the Company to issue 500,000,000 shares of Class A common stock and 14,600,000 shares of Class B common stock, each with a par value of $0.001 per share. Each share of Class A common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Class B common stock is non-voting. Class A common stockholders and holders of Class B common stock are entitled to receive dividends, as may be declared by the board of directors. Through June 30, 2023, no cash dividends have been declared or paid.

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

In June 2022, the Company filed a shelf registration statement on Form S-3 (File No. 333-265408) with the Securities and Exchange Commission, which permits the offering, issuance, and sale of up to a maximum aggregate offering price of $400.0 million of the Company’s common stock, preferred stock, debt securities and warrants. Up to a maximum of $150.0 million of the maximum aggregate offering price of $400.0 million may be issued and sold pursuant to an at-the-market financing facility under a sales agreement dated June 3, 2022, between the Company and Cowen and Company, LLC (Sales Agreement). As of June 30, 2023, all $150.0 million remains available for issuance and sale under the Sales Agreement.

In September 2022, the Company issued 283,034 shares of Class A common stock to Novartis Pharma AG pursuant to an amendment to a license agreement between the two parties (see Note 11).

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

The Company may not grant any additional awards under the 2017 Equity Incentive Plan (2017 EIP). The 2017 EIP will continue to govern outstanding equity awards granted thereunder. As of June 30, 2023, there were 261,306 shares available for issuance under the 2021 EIP.

2017 EIP and 2021 EIP

Stock option activity under the 2017 EIP and 2021 EIP was as follows:

	NUMBER OF OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE (000s)
Outstanding as of December 31, 2022	3,821,787	$10.30	8.51	$35,872
Granted	2,201,000
Exercised	(48,570)
Cancelled and forfeited	(126,655)
Outstanding as of June 30, 2023	5,847,562	9.41	8.54	43,216
Options exercisable as of June 30, 2023	1,849,727	8.00	7.86	16,026
Vested and expected to vest as of June 30, 2023	5,847,562	9.41	8.54	43,216

The aggregate intrinsic value of stock options exercised during the three and six months ended June 30, 2023, was approximately $0.2 million and $0.2 million, respectively. The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2023, was $5.57 and $5.71 per share, respectively.

ESPP

The ESPP enables eligible employees to purchase shares of the Company’s Class A common stock at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first trading day or the last trading day of the offering period, whichever is lower. Eligible employees generally include all employees. Share purchases are funded through payroll deductions of at least 1% and up to 15% of an employee’s eligible compensation for each payroll period. The number of shares reserved for issuance under the ESPP increase automatically on the first day of each fiscal year, beginning on January 1, 2022, by a number equal to the lesser of 440,502 shares, 1% of the total number of shares of the Company’s capital stock (including all classes of the Company’s common stock) outstanding on the last day of the calendar month prior to the date of the increase, or such lower number of shares (including no shares) approved by the Company’s board of directors. As of June 30, 2023, 43,254 shares have been issued pursuant to the ESPP. The ESPP generally provides for six-month consecutive offering periods beginning on September 14,

2021. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation. As such, stock-based compensation expense has been recorded for the three and six months ended June 30, 2023.

Stock-Based Compensation Expense

The following tables summarize the stock-based compensation expense for stock options, restricted stock awards, and restricted stock units granted to employees and nonemployees and for ESPP stock-based compensation that was recorded in the Company’s condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$1,231	$1,069	$2,365	$1,971
General and administrative	1,451	956	2,984	1,716
Total stock-based compensation expense	$2,682	$2,025	$5,349	$3,687

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Employees	$2,597	$1,325	$4,921	$2,339
Nonemployees	85	700	428	1,348
Total stock-based compensation expense	$2,682	$2,025	$5,349	$3,687

As of June 30, 2023, the Company had $27 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.83 years.

The fair value of stock options granted during the three and six months ended June 30, 2023 and 2022 was estimated using the Black-Scholes option pricing model based on the following weighted-average assumptions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expected term (in years)	5.5 – 6.1	5.5 – 6.1	5.5 – 6.1	5.5 – 6.1
Expected volatility	80.2% – 80.5%	75.8% – 76.5%	79.5% – 80.5%	75.8% – 76.5%
Risk-free rate	3.4% – 3.8%	2.8% – 3.1%	3.4% – 4.0%	1.8% – 3.1%
Dividend yield	—	—	—	—

Restricted Stock Units

The Company grants restricted stock units (RSUs) pursuant to the 2021 EIP and satisfies such grants through the issuance of the Company’s Class A common stock. The following table shows RSU activity for the period ending June 30, 2023.

	NUMBER OF SHARES	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE
Unvested balance at December 31, 2022	204,000	$18.37
Granted	—
Vested	(2,500)	16.41
Cancelled and forfeited	(500)	18.60
Unvested balance at June 30, 2023	201,000	18.39

For the six months ended June 30, 2023, the Company recognized $0.6 million of stock-based compensation expense for restricted stock units.

As of June 30, 2023, the Company had $2.6 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 1.26 years.

10. EMPLOYEE BENEFIT PLANS

The Company sponsors a qualified 401(k) defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. The Company contributed $18,000 and $127,000 to the plan for the three and six months ended June 30, 2023, respectively. There were no employer contributions under this plan during the six months ended June 30, 2022.

11. LICENSES AND COLLABORATIONS

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

As consideration for the Ares Agreement, the Company paid a non-refundable license issue fee to Ares in the form of shares of redeemable convertible preferred stock valued at $13.1 million, resulting in Ares becoming a related party to the Company. The redeemable convertible preferred stock subsequently converted into 1,913,501 shares of Class A common stock in connection with the IPO.

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

Subsequent to the effective date of the Ares Agreement, Ares is performing manufacturing technology and know-how transfer to the Company. The Company recorded related party expense of $1.1 million and $0.5 million to Ares for these services during the three months ended June 30, 2023 and 2022, respectively, and $2.0 million and $1.7 million during the six months ended June 30, 2023 and 2022, respectively. These amounts are included in research and development expenses on the condensed statements of operations and comprehensive loss.

Commencing on the first commercial sale of licensed products, the Company is obligated to pay Ares tiered royalties of low double-digit to mid-teen percentages on annual net sales of the licensed products covered by the license. The Company is obligated to pay royalties on a licensed product-by-licensed product and country-by-country basis from the first commercial sale of a product in a country until the latest of (i) 15 years after the first commercial sale of such licensed product in such country; (ii) the expiration of the last valid claim of a licensed patent that covers such licensed product in, or its use, importation or manufacture with respect to, such country; and (iii) expiration of all applicable regulatory exclusivity periods, including data exclusivity, in such country with respect to such product. If the Company were to sublicense its rights under the Ares Agreement, the Company would be obligated to pay Ares a percentage ranging from the mid-single-digit to the low double-digits of specified sublicensing income received.

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

12. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following outstanding potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Class A common stock options issued and outstanding	5,847,562	3,795,486	5,847,562	3,795,486
Unvested RSUs	201,000	53,860	201,000	53,860
Total	6,048,562	3,849,346	6,048,562	3,849,346

13. RELATED PARTY TRANSACTIONS

In October 2020, the Company entered into the Ares Agreement with Ares, pursuant to which the Company obtained an exclusive worldwide license to certain patents and related know-how to research, develop, manufacture, use and commercialize therapeutic products containing atacicept, a recombinant fusion protein used to inhibit B cell growth and differentiation, which could potentially treat some autoimmune diseases. Related party transactions and balances in the current periods presented are described in Note 3 and Note 11.

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

Overview

We are a late clinical-stage biotechnology company focused on developing and commercializing transformative treatments for patients with serious immunological diseases. Our lead product candidate, atacicept, is a self-administered fusion protein that blocks both B lymphocyte stimulator (BLyS) and a proliferation-inducing ligand (APRIL) with best-in-class potential for the treatment of immunoglobulin A nephropathy (IgAN). The Phase 2b ORIGIN clinical trial evaluating the safety and efficacy of atacicept in patients with IgAN completed enrollment in mid-2022, reported positive 24-week topline results in January 2023 and secondary endpoint 36-week results in June 2023. Atacicept met its primary endpoint at 24 weeks and achieved statistical significance in the 150 mg dose group, with further reductions in proteinuria measured at 36 weeks. Additionally, the 150 mg dose group showed a statistically significant difference in estimated glomerular filtration rate compared to placebo at 36 weeks, and atacicept's safety profile across all doses was comparable to placebo. The trial remained blinded through 36 weeks, after which all patients continue in an open label portion of the study and receive atacicept 150mg through 96 weeks. We have initiated a pivotal Phase 3 clinical trial of atacicept 150 mg in IgAN, called ORIGIN 3. We are also planning a Phase 3 clinical trial of atacicept in lupus nephritis (LN), a severe renal manifestation of SLE, based on feedback from the U.S. Food and Drug Administration’s (FDA) review of clinical results in a Phase 2 clinical trial of atacicept in systemic lupus erythematosus (SLE) patients with high disease activity. We continue to advance the development of MAU868, a potentially first-in-class monoclonal antibody to treat reactivated BK virus (BKV) infections. MAU868 is a clinical-stage neutralizing monoclonal antibody that is directed against BKV, a polyoma virus that can have devastating consequences in certain settings such as kidney transplant and hematopoietic stem cell transplant. In the final results from the Phase 2 clinical trial of MAU868 versus placebo in BK viremia among kidney transplant recipients, MAU868 was shown to be well tolerated and demonstrated clinically meaningful antiviral activity through 36 weeks. We believe that our current pipeline programs leverage the deep expertise of the Vera Therapeutics team and have strong commercial synergies. We hold global developmental and commercial rights to all of our pipeline molecules.

In January 2023, we announced our plan to prioritize and focus our current resources on our pivotal Phase 3 trial of atacicept in IgAN. As a result, we are delaying enrollment in the pivotal Phase 3 trial for LN and commitment of resources to the MAU868 program.

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

To date, we have funded our operations primarily through proceeds from the sale of shares of our Class A common stock (common stock), redeemable convertible preferred stock, debt financing and convertible promissory notes. As of June 30, 2023, we had $181.0 million in cash, cash equivalents and marketable securities, compared to $114.7 million as of December 31, 2022.

In May 2021, we completed our initial public offering (IPO) and issued 5,002,500 shares of common stock, including 652,500 shares associated with the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $11.00 per share, resulting in net proceeds of approximately $48.4 million, after deducting underwriting discounts and commissions and offering related expenses. Upon the closing of our IPO, all outstanding shares of our redeemable convertible preferred stock converted into 15,464,776 shares of our common stock and 309,238 shares of our Class B common stock. In 2022, all shares of Class B common stock were converted into shares of common stock.

In February 2022, we completed a follow-on public offering and issued 5,742,026 shares of common stock for net proceeds of approximately $80.0 million, after deducting underwriting discounts and commissions and offering related expenses. In February 2023, we completed a follow-on public offering and issued 16,428,572 shares of common stock for net proceeds of approximately $107.7 million, after deducting underwriting discounts and commissions and offering related expenses. We believe, based on our current operating plan, that our cash, cash equivalents and marketable securities as of June 30, 2023, will be sufficient to fund our operations and capital expenditure requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q.

We have incurred significant operating losses since the commencement of our operations. Our net losses were $20.2 million and $14.9 million for the three months ended June 30, 2023 and 2022, respectively, and we expect to incur significant and increasing losses for the foreseeable future as we continue to advance our product candidates, atacicept and MAU868, to commercialization. Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our research and development activities. As of June 30, 2023, we had an accumulated deficit of $263.3 million, compared to $213.1 million as of December 31, 2022. Our primary use of cash is to fund operating expenses, which consist of research and development and general and administrative expenditures. Cash used to fund operating expenses depends on the timing of when we pay these expenses, as reflected in the changes in our working capital balances.

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
•
attract, hire and retain additional clinical, scientific, quality control, and manufacturing management and administrative personnel; and
•
add clinical, operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

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

Although we did not see a significant financial impact to our business operations as a result of recent geopolitical and macroeconomic developments during the three months ended June 30, 2023, there may be potential impacts to our business in the future that are highly uncertain and difficult to predict such as disruptions or restrictions in our supply chain, disruption or restrictions on our employees’ ability to travel, disruptions to or delays in ongoing non-clinical trials, clinical trials, third-party manufacturing supply and other operations, adverse geopolitical and macroeconomic concerns, interruptions or delays in the operations of the FDA or other regulatory authorities, continued increases in inflation and interest rates, or changes in availability and cost of credit and our ability to raise capital and conduct business development activities. The ultimate impact of these geopolitical and macroeconomic developments, as well as any lasting effects on our revenue and the way we conduct our business, is highly uncertain and subject to continued change, and we recognize that they may continue to present unique challenges for us.

We continue to believe that our existing cash, cash equivalents and marketable securities held as of June 30, 2023, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. However, should adverse geopolitical and macroeconomic events, such as the ongoing Ukraine-Russia conflict and related sanctions, and any associated recession or depression, continue for a prolonged period, our results of operations, financial condition, liquidity and cash flows could be materially impacted as a result of a lower likelihood of effectively and efficiently developing and successfully commercializing our product candidates.

Results of operations

Comparison of the three and six months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the periods presented.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2023	2022	Change	2023	2022	Change
Operating expenses:
Research and development	$16,231	$10,112	$6,119	$41,340	$22,661	$18,679
General and administrative	5,739	4,945	794	11,887	9,417	2,470
Total operating expenses	21,970	15,057	6,913	53,227	32,078	21,149
Loss from operations	(21,970)	(15,057)	(6,913)	(53,227)	(32,078)	(21,149)
Other income (expense):
Interest income	2,239	263	1,976	3,862	289	3,573
Interest expense	(914)	(128)	(786)	(1,789)	(246)	(1,543)
Other income	511	325	186	953	640	313
Change in fair value of non-marketable equity securities	(28)	(256)	228	(30)	(543)	513
Total other income, net	1,808	204	1,604	2,996	140	2,856
Net loss and comprehensive loss	$(20,162)	$(14,853)	$(5,309)	$(50,231)	$(31,938)	$(18,293)

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

The following table summarizes our research and development expenses incurred during the respective periods.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2023	2022	Change	2023	2022	Change
Direct research and development expenses
Clinical trial expenses	$5,820	$5,171	$649	$10,556	$9,021	$1,535
Contract manufacturing	4,494	1,438	3,056	19,988	7,452	12,536
Consulting and professional services	1,301	1,148	153	1,943	2,235	(292)
Indirect research and development expenses
Compensation and related benefits	4,267	2,220	2,047	8,266	3,726	4,540
Facilities and other	349	135	214	587	227	360
Research and development expenses	$16,231	$10,112	$6,119	$41,340	$22,661	$18,679

Research and development expenses increased by $6.1 million, or 61%, to $16.2 million in the three months ended June 30, 2023, from $10.1 million in the three months ended June 30, 2022, and increased by $18.7 million, or 82%, to $41.3 million in the six months ended June 30, 2023, from $22.7 million in the six months ended June 30, 2022. The increases were primarily due to contract drug manufacturing and related activities for atacicept, including transfer and qualification of manufacturing processes to our third-party contract drug manufacturing organization and manufacture of drug supply for clinical trials, and compensation and related benefit expenses for increased research and development headcount. Clinical trial expenses in the three and six months ended June 30, 2023, reflect increased activity in the ORIGIN trial, including planning and initiation of the ORIGIN 3 Phase 3 clinical trial.

We expect our research and development expenses to increase in future periods as we enroll our Phase 3 clinical trial, prepare to seek regulatory approval of atacicept in IgAN and develop other product candidates.

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

	Three Months Ended June 30,			For the Six Months Ended June 30,
(dollars in thousands)	2023	2022	Change	2023	2022	Change
General and administrative	$5,739	$4,945	$794	$11,887	$9,417	$2,470

General and administrative expenses increased by $0.8 million, or 16%, to $5.7 million in the three months ended June 30, 2023, from $4.9 million in the three months ended June 30, 2022, due primarily to increases of $1.4 million of payroll and related expenses including stock-based compensation, as a result of increased general and administrative employee headcount, partially offset by a $0.3 million decrease in recruiting and placement fees and a $0.2 million decrease in insurance premium expenses.

General and administrative expenses increased by $2.5 million, or 26%, to $11.9 million in the six months ended June 30, 2023, from $9.4 million in the six months ended June 30, 2022, due primarily to increases of $2.8 million of payroll and related expenses including stock-based compensation, as a result of increased general and administrative employee headcount, and a $0.3 million increase in rent and facilities expenses, partially offset by a $0.3 million decrease in recruiting and placement fees and a $0.3 million decrease in insurance premium expenses.

Other income, net

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2023	2022	Change	2023	2022	Change
Total other income	$1,808	$204	$1,604	$2,996	$140	$2,856

Other income, net, increased by $1.6 million, to $1.8 million in the three months ended June 30, 2023, from $0.2 million in the three months ended June 30, 2022, due to an increase of $2.0 million in interest income from greater balances of higher-yielding marketable securities held and a lower decrease in the value of non-marketable equity securities in the current period, partially offset by an increase of $0.8 million of interest expense due to higher outstanding loan principal balances in the current period.

Other income, net, increased by $2.9 million, to $1.8 million in the six months ended June 30, 2023, from $0.1 million in the six months ended June 30, 2022, due to an increase of $3.6 million in interest income from greater balances of higher-yielding marketable securities held and a lower decrease in the value of non-marketable equity securities in the current period, partially offset by an increase of $1.5 million of interest expense due to higher outstanding loan principal balances in the current period.

Liquidity and Capital Resources

To date, we have funded our operations primarily through proceeds from the sale of shares of our Class A common stock, redeemable convertible preferred stock, debt financing and convertible notes. From our inception through June 30, 2023, we have raised aggregate net cash proceeds of approximately $402.5 million from the issuance and sale of redeemable convertible preferred stock, convertible notes, and Class A common stock, and proceeds from our Loan Agreement with Oxford Finance LLC (Oxford). Since the date of our incorporation, we have not generated any revenue from product sales and have incurred substantial operating losses and negative cash flows from operations.

We use our cash to fund operations, primarily consisting of our research and development efforts, clinical trials, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. Cash used to fund operating expenses is affected by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable, accrued expenses and prepaid assets.

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

On May 18, 2021, we completed our IPO. In connection with our IPO, we issued and sold 5,002,500 shares of common stock, including 652,500 shares associated with the full exercise on May 20, 2021 of the underwriters’ option to purchase additional shares, at a price to the public of $11.00 per share, resulting in net proceeds to us of approximately $48.4 million, after deducting underwriting discounts and commissions and offering related expenses payable by us. All shares issued and sold were registered pursuant to a registration statement on Form S-1, as amended (File No. 333-255492), declared effective by the SEC on May 13, 2021.

In December 2021, we entered into the Amplyx Agreement, pursuant to which we paid $5.0 million to Amplyx to purchase assets relating to MAU868. In September 2022, we entered into an amendment to the Novartis License to modify the terms of potential development milestone payments. Pursuant to this amendment, we issued 283,034 shares ofcommon stock to Novartis in exchange for a reduction of $7.0 million in contingent future development milestones, including the $2.0 million contingent milestone obligation we accrued in December 2021. The value of the shares issued was $5.7 million based on the closing market value of our common stock as of the effective date of the amendment, and as a result of the amendment we recognized $3.7 million of research and development expense in 2022.

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

In February 2022, we completed a follow-on public offering. In connection with this follow-on public offering, we issued and sold 5,742,026 shares of common stock, including 748,959 shares associated with the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $15.00 per share, resulting in net proceeds to us of approximately $80.0 million, after deducting underwriting discounts and commissions and offering related expenses payable by us.

In June 2022, we filed a shelf registration statement on Form S-3 (the Shelf Registration) with the Securities and Exchange Commission (the SEC), which permits the offering, issuance, and sale of up to a maximum aggregate offering price of $400.0 million of our common stock, preferred stock, debt securities and warrants. In connection with the filing of the Shelf Registration, we entered into a sales agreement with Cowen and Company, LLC (Cowen) as sales agent, pursuant to which we may issue and sell shares of our common stock for an aggregate maximum offering price of $150.0 million of the maximum aggregate offering price of $400.0 million under an at-the-market offering program (the 2022 ATM). We agreed to pay Cowen up to 3% of gross proceeds for the common stock sold through the 2022 ATM. As of June 30, 2023, no shares of common stock have been issued or sold under the 2022 ATM.

In February 2023, we completed a follow-on public offering and issued 16,428,572 shares of common stock for net proceeds of approximately $107.7 million, after deducting underwriting discounts and commissions and offering related expenses.

As of June 30, 2023, we had $181.0 million of cash, cash equivalents and marketable securities, compared to $114.7 million as of December 31, 2022. We believe, based on our current operating plan, that our cash, cash equivalents and marketable securities as of June 30, 2023, together with available credit under the Loan Agreement with Oxford, will be sufficient to fund our operations and capital expenditure requirements until early 2026.

Cash Flows

The following table summarizes our cash flows for the periods indicated.

	Six Months Ended June 30,
(dollars in thousands)	2023	2022
Net cash used in operating activities	$(44,064)	$(28,014)
Net cash used in investing activities	(74,215)	(81,549)
Net cash provided by financing activities	108,416	80,316
Net decrease in cash, cash equivalents and restricted cash	$(9,863)	$(29,247)

Operating Activities

In the six months ended June 30, 2023, we used $44.1 million of cash in operating activities, primarily attributable to a net loss of $50.2 million, partially offset by $5.3 million of non-cash stock-based compensation expense.

In the six months ended June 30, 2022, we used $28.0 million of cash in operating activities, primarily attributable to a net loss of $31.9 million and a $7.5 million increase in prepaid expenses and other current assets, partially offset by a $5.7 million increase in accounts payable, $3.7 million of non-cash stock-based compensation expense and a $1.8 million increase in accrued and other current liabilities.

Investing Activities

In the six months ended June 30, 2023, our investing activities used $74.2 million of cash, primarily resulting from $143.1 million of purchases of short-term marketable securities, partially offset by $68.8 million of sales and maturities of short-term marketable securities.

In the six months ended June 30, 2022, our investing activities used $81.5 million of cash, primarily resulting from $97.5 million of purchases of short-term marketable securities, partially offset by $16.0 million of maturities.

Financing Activities

In the six months ended June 30, 2023, our financing activities provided $108.4 million of cash, primarily resulting from $115.0 million gross proceeds from our follow-on offering and $0.7 million in proceeds from exercise of stock options, partially offset by $7.3 million of related follow-on offering costs during the period.

In the six months ended June 30, 2022, our financing activities provided $80.3 million of cash, primarily resulting from $86.1 million gross proceeds from our follow-on offering, partially offset by $6.1 million of related offering costs during the period.

Contractual Obligations

During the six months ended June 30, 2023, there were no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

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

At-the-Market Offering

In June 2022, we entered into a sales agreement with Cowen and Company LLC (Cowen) as sales agent, pursuant to which we may issue and sell shares of our common stock for an aggregate maximum offering price of $150.0 million under an at-the-market offering program (ATM). We will pay Cowen up to 3.0% of gross proceeds of the common stock sold through the ATM. As of June 30, 2023, no shares of common stock had been issued or sold under the ATM.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use of Estimates” in our Annual

Report and the notes to our unaudited condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2023, there were no material changes to our critical accounting policies from those discussed in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash and cash equivalents as of June 30, 2023, consisted of readily available checking and money market funds. Our marketable securities as of June 30, 2023, consisted of short-term marketable debt securities issued by the U.S. Treasury and U.S. federal agencies. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Although we are seeing, and expect to continue to see, increased interest rates, due to the investment strategies we employ, as of the date of this Quarterly Report on Form 10-Q, we do not expect anticipated changes in interest rates to have a material effect on our interest rate risk in future reporting periods due to the short-term nature of the instruments in our portfolio and the low risk profile of our investments. For example, a hypothetical change in interest rates of 100 basis points would not have a material impact on the fair market value of our marketable securities as of June 30, 2023. We do not believe that our cash, cash equivalents or marketable securities have significant risk of default or illiquidity. While we believe our cash, cash equivalents and marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at financial institutions that are in excess of federally insured limits.

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

Based upon such evaluation, our CEO and CFO concluded that, as of June 30, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We identified no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in shares of our Class A common stock (common stock) involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the risks described below could harm our business, financial condition, results of operations, growth prospects, and/or stock price or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. You should consider all of the risk factors described when evaluating our business.

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

As of June 30, 2023, we had $181.0 million in cash, cash equivalents and marketable securities. In December 2021, we entered into the Loan Agreement with Oxford, as amended in November 2022 and March 2023, providing us with up to $25.0 million of borrowing capacity, after $5.0 million was funded at closing of the Loan Agreement in December 2021, and $20.0 million was funded in November 2022. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations and capital expenditure requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. Our estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic nature of our business and the macroeconomic and geopolitical environment generally. We anticipate that our expenses will increase substantially if, and as, we:

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
•
attract, develop and retain additional clinical, scientific, quality control, and manufacturing management and administrative personnel; and
•
add clinical, operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

Advancing the development of atacicept, MAU868 and any future product candidates we may develop will require a significant amount of capital. Our working capital and available credit will not be sufficient to fund all of the activities that are necessary to complete the development of our product candidates through approval and commercial launch.

In January 2023, we announced our plan to prioritize and focus our current resources on our pivotal Phase 3 trial of atacicept in IgAN. As a result, we are delaying enrollment in the pivotal Phase 3 trial for LN and commitment of resources to the MAU868 program.

We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. Adequate additional financing may not be available to us on acceptable terms, or at all. Adverse geopolitical and macroeconomic developments, such as the recent and potential future disruptions in access to bank deposits and lending commitments due to bank failures, the ongoing military conflict between Russia and Ukraine and related sanctions, actual and anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation, could affect our ability to access capital as and when needed. Furthermore, the recent closures of and liquidity concerns experienced by Silicon Valley Bank (SVB) and other regional and mid-sized banks have resulted in broader financial institution liquidity risk and concerns. Although we incurred no losses as a result of the closure of SVB, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages that could materially harm our business and financial condition. We manage our cash balances to minimize amounts held in bank accounts at any given time, but often must maintain balances that exceed the current FDIC insurance limits, and the failure of any bank in which we deposit our funds could reduce the amount of cash we have available for our operations or impair our ability to timely access our cash, cash equivalent and investment balances. Our failure to raise capital aaccumulated deficitnet s and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our research-stage programs, clinical trials or future commercialization efforts.

We have incurred net losses since inception, and we expect to continue to incur net losses for the foreseeable future. In addition, we may be unable to continue as a going concern over the long-term.

We have incurred net losses in each reporting period since the commencement of our operations and have not generated any revenue from product sales to date. We had net losses of $20.2 million and $14.9 million for the three months ended June 30, 2023 and 2022, respectively. We had an accumulated deficit of $263.3 million as of June 30, 2023. Our losses have resulted principally from expenses incurred in research and development and from management and administrative costs and other expenses that we have incurred while building our business infrastructure, a significant portion of which were incurred resulting from our efforts to develop gamma-PNA chemistry and triplex gene editing for therapeutic use, which we discontinued in September 2020. Our product candidates are in clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing our product candidates in one of our lead indications, we expect that we will continue to incur substantial research and development and other expenses as we continue the clinical development programs for our product candidates in other indications.

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

If we default under the Loan Agreement, Oxford may accelerate all of our repayment obligations and exercise all of their rights and remedies under the Loan Agreement and applicable law, potentially requiring us to renegotiate our agreement on terms less favorable to us. Further, if we are liquidated, the lenders’ right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. Oxford could declare a default upon the occurrence of customary events of default, including events that they interpret as a material adverse change as delineated in the Loan Agreement, payment defaults or breaches of certain affirmative or negative covenants, thereby requiring us to repay the loan immediately. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. Additionally, if we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

Our future success is heavily dependent on our ability to timely complete clinical trials, obtain marketing approval for and successfully commercialize our product candidates. We expect that a substantial portion of our efforts and expenses over the next several years will be devoted to the development of atacicept in our ongoing clinical trials of atacicept in patients with IgAN and LN, as well as our efforts to evaluate atacicept in MAU868 in kidney transplant recipients. In the near-term, we plan to prioritize and focus our current resources on our pivotal Phase 3 trial of atacicept in IgAN. As a result, we are delaying enrollment in the pivotal Phase 3 trial for LN and any commitment of resources to the MAU868 program.

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

We have limited financial and human resources. In January 2023, we announced our plan to prioritize and focus our current resources on the advancement of our pivotal Phase 3 trial of atacicept in IgAN. As a result, we are delaying enrollment in the pivotal Phase 3 trial for LN and are any commitment of resources to the MAU868 program. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

The incidence and prevalence for target patient populations of our product candidates in specific indications are based on estimates and third-party sources. If the market opportunities for atacicept or any future product candidate we may develop, if and when approved, are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability might be materially and adversely affected.

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

From time to time, we may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

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

Moreover, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although the Medicare drug price negation program is currently subject to legal challenges. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but it is likely to have a significant impact on the pharmaceutical industry. Further, on February 14, 2023, in response to the Biden administration’s October 2022 executive order, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement-constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Our results of operations could be adversely affected by general conditions in the global economy, the global financial markets, and adverse geopolitical and macroeconomic developments. U.S. and global market and economic conditions have been, and continue to be, volatile due to many factors, including recent and potential future disruptions in access to bank deposits and lending commitments due to bank failures, supply chain challenges, the conflict between Ukraine and Russia and related sanctions, changes in U.S.-China relations, increasing inflation rates and the responses by central banking authorities to control such inflation, among others. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, bank failures, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our manufacturers and our suppliers operate.

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

Tensions between the United States and China have increased over the past few years as a result of disputes in areas including trade policy, intellectual property, cybersecurity and data privacy, as well as due to geopolitical conflicts such as the war between Ukraine and Russia. We conduct manufacturing and clinical development activities in China. Any unfavorable government policies on cross-border relations or international trade, changes to law, executive orders, tariffs, treaties or trade agreements, or deterioration in U.S.-China relations or international trade may adversely affect the import or export of our drug candidates and materials required for manufacturing or otherwise delay our product development activities, which could in turn have a material adverse effect on our business, financial condition and results of operations.

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

As of June 30, 2023, we had 49 full-time employees, including 34 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we continue to operate as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our headquarters is located in Brisbane, California, in a region which in the past has experienced severe earthquakes and fires. If these earthquakes, fires, other natural disasters, terrorism and similar unforeseen events beyond our control prevented us from using all or a significant portion of our research facility, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. We do not have a disaster recovery or business continuity plan in place and may incur substantial expenses as a result of the absence or limited nature of our internal or third-party service provider disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business. Furthermore, integral parties in our supply chain are operating from single sites, increasing their vulnerability to natural disasters or other sudden, unforeseen and severe adverse events. If such an event were to affect our supply chain, it could have an adverse effect on our ability to conduct our clinical trials, our development plans and business.

Comprehensive tax reform legislation could adversely affect our business and financial condition.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts and Jobs Act of 2017 (Tax Act) enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) signed into law on March 27, 2020, modified certain provisions of the Tax Act. More recently, the Inflation Reduction Act of 2022 was enacted which includes provisions that will affect the U.S. federal income taxation of corporations, including imposing a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. In addition, it is uncertain if and to what extent various states will conform to such legislation or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense. Among the changes made by the Tax Act was a reduction of the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”. We continue to examine the impact this tax reform legislation may have on our business. We urge investors to consult with their legal and tax advisers regarding the implications of the Tax Act and other past and potential future changes in U.S. tax laws on an investment in our common stock.

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

Under the Ares Agreement, in consideration for the license, we shares of redeemable convertible preferred stock to Ares valued at $13.1 million in October 2020, which automatically converted into 1,913,501 shares of our common stock upon the closing of our IPO. As additional consideration for the license, we paid Ares $25.0 million upon delivery and initiation of the transfer of specified information and materials and we are required to pay Ares aggregate milestone payments of up to $176.5 million upon the achievement of specified BLA filing or regulatory approval and aggregate milestone payments of up to $515.0 million upon the achievement of specified commercial milestones. Commencing on the first commercial sale of licensed products, we are obligated to pay tiered royalties of low double-digit to mid-teen percentages on annual net sales of the products covered by the license. In the event we sublicense our rights under the Ares Agreement, we are obligated to pay Ares a percentage ranging from the mid-single-digit to the low double-digits of specified sublicensing income received.

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

Similarly, changes in patent laws and regulations in other countries or jurisdictions, changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we may obtain in the future. Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States and Europe. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. For example, if the issuance in a given country of a patent covering an invention is not followed by the issuance in other countries of patents covering the same invention, or if any judicial interpretation of the validity, enforceability or scope of the claims or the written description or enablement, in a patent issued in one country is not similar to the interpretation given to the corresponding patent issued in another country, our ability to protect our intellectual property in those countries may be limited. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may materially diminish the value of our intellectual property or narrow the scope of our patent protection. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, a new unitary patent system took effect on June 1, 2023, which will significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (UPC). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

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
•
disruptions resulting from the effect of public health pandemics or epidemics; and
•
the misappropriation of our proprietary information, including our trade secrets and know-how.

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

The trading price of our Class A common stock has been, and is likely to be, highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. For example, the closing price of our Class A common stock from January 1, 2022 to August 7, 2023, has ranged from a low of $5.41 to a high of $28.06. The stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

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
•
sales of our securities by us, our insiders or our other stockholders; and
•
general geopolitical, macroeconomic, industry and market conditions, including the recent and potential future disruptions in access to bank deposits and lending commitments due to bank failures, the conflict between Ukraine and Russia and related sanctions, economic slowdowns, recessions, inflation, rising interest rates, and tightening of credit markets.

In addition, the trading prices for common stock of other biotechnology companies have been highly volatile as a result of factors unrelated to the specific company or its technology. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and adverse impact on the market price of our common stock.

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

If we experience material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

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

If we identify any additional material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

Our principal stockholders and management own a significant percentage of our outstanding voting stock and will be able to exert significant control over matters subject to stockholder approval.

Our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding capital stock, beneficially own a significant percentage of our outstanding voting stock. Therefore, these stockholders are able to significantly influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their shares, and might affect the prevailing market price for our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Our common stock price could decline as a result of sales of a large number of shares of common stock in the future or the perception that these sales could occur. These sales, or the possibility that these sales may occur, might also make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

As of June 30, 2023, there were 44,308,429 shares of common stock outstanding and held of record by 26 stockholders and no shares of Class B common stock outstanding. The number of record holders of our common stock does not include DTC participants or beneficial owners holding shares through nominee names.

Further, certain holders of our common stock have rights, subject to certain conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or our other stockholders. We have also registered all shares of common stock that we may issue under our equity compensation plans. Such shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

In addition, in the future, we may issue additional shares of common stock, or other equity or debt securities convertible into common stock, in connection with a financing, acquisition, employee arrangement or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and could cause the price of our common stock to decline.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to atacicept, MAU868 or future product candidates we may develop on unfavorable terms to us.

We may seek additional capital through a variety of means, including through public or private equity, debt financings or other sources, including up-front payments and milestone payments from strategic collaborations. For example, since our initial public offering, we have completed two follow-on public offerings of our common stock. We may also sell up to $150 million of our common stock under the 2022 ATM. To the extent that we raise additional capital through the sale of equity or convertible debt or equity securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Such financing may result in dilution to stockholders, imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to atacicept, MAU868 or future product candidates we may develop, or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

We are an “emerging growth company,” and a “smaller reporting company” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

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

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Investors may find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We do not currently intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation of the value of our common stock.

We have never declared or paid any cash dividends on our equity securities. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, the terms of the Loan Agreement restrict our ability to declare and pay dividends without the prior written consent of Oxford. Any return to stockholders will therefore be limited to any appreciation in the value of our common stock, which is not certain.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

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

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (DGCL), which prohibits a person who owns 15% or more of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired 15% or more of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for our common stock, including transactions that may be in your best interests. These provisions may also prevent changes in our management or limit the price that investors are willing to pay for our stock.

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

The market price of our common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation and shareholder derivative actions. We may be the target of these types of litigation and claims in the future. These claims and litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business, financial condition, results of operations and prospects.

If securities or industry analysts do not publish research or reports, or if they publish adverse or misleading research or reports, regarding us, our business or our market, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that securities or industry analysts publish about us, our business or our market. If few securities or industry analysts commence coverage of us, the stock price would be negatively impacted. If any of the analysts who cover us issue adverse or misleading research or reports regarding us, our business model, our intellectual property, our stock performance or our market, or if our operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

Vera Therapeutics, Inc.

Date: August 10, 2023	By:	/s/ Marshall Fordyce
Marshall Fordyce, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2023	By:	/s/ Sean Grant
Sean Grant
Chief Financial Officer (Principal Financial Officer)