Form 10-Q
period 2023-09-30
Vera Therapeutics, Inc.
filed 2023-11-09
CIK 1831828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 7, 2023, the registrant had 44,432,945 shares of common stock, $0.001 par value per share, outstanding, consisting solely of Class A common stock, $0.001 par value per share.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERA THERAPEUTICS, INC.

Condensed Balance Sheets

(in thousands, except share amounts)

	September 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,441	$43,459
Marketable securities	132,498	71,194
Prepaid expenses and other current assets	11,681	11,045
Total current assets	171,620	125,698
Restricted cash, noncurrent	-	293
Property and equipment, net	34	51
Operating lease right-of-use assets	3,481	5,173
Prepaid expenses and other noncurrent assets	470	162
Non-marketable equity securities	13	58
Total assets	$175,618	$131,435
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,300	$11,991
Operating lease liabilities	2,518	2,645
Accrued expenses and other current liabilities	9,803	10,964
Total current liabilities	24,621	25,600
Long-term debt	25,042	24,810
Operating lease liabilities, noncurrent	1,962	3,831
Accrued and other noncurrent liabilities	286	286
Total liabilities	51,911	54,527
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 authorized as of September 30, 2023 and December 31, 2022; no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.001 par value; 500,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 44,432,945 and 27,800,861 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	44	28
Additional paid-in capital	407,185	290,216
Accumulated other comprehensive loss	(75)	(224)
Accumulated deficit	(283,447)	(213,112)
Total stockholders’ equity	123,707	76,908
Total liabilities and stockholders’ equity	$175,618	$131,435

The accompanying notes are an integral part of these unaudited condensed financial statements.

VERA THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$16,100	$19,656	$57,440	$42,317
General and administrative	5,656	5,588	17,544	15,005
Total operating expenses	21,756	25,244	74,984	57,322
Loss from operations	(21,756)	(25,244)	(74,984)	(57,322)
Other income (expense):
Interest income	2,158	567	6,019	856
Interest expense	(943)	(147)	(2,730)	(393)
Other income	452	347	1,405	987
Change in fair value of non-marketable equity securities	(15)	(202)	(45)	(745)
Total other income	1,652	565	4,649	705
Net loss	$(20,104)	$(24,679)	$(70,335)	$(56,617)
Other comprehensive loss:
Change in unrealized loss on marketable securities	67	(127)	149	(279)
Comprehensive loss	$(20,037)	$(24,806)	$(70,186)	$(56,896)
Net loss per share attributable to common stockholders, basic and diluted	$(0.45)	$(0.91)	$(1.67)	$(2.16)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	44,363,419	27,215,874	42,124,779	26,184,816

The accompanying notes are an integral part of these unaudited condensed financial statements.

VERA THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Class A Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance as of December 31, 2022	27,800,861	$28	$290,216	$(224)	$(213,112)	$76,908
Issuance of Class A common stock from underwritten follow-on offering, net of offering costs	16,428,572	16	107,727	—	—	107,743
Issuance of Class A common stock pursuant to exercise of options	3,750	—	65	—	—	65
Issuance of Class A common stock pursuant to employee stock purchase plan	27,926	—	175	—	—	175
Stock-based compensation	—	—	2,667	—	—	2,667
Unrealized gain(loss) on marketable securities	—	—	—	220	—	220
Net loss	—	—	—	—	(30,069)	(30,069)
Balances as of March 31, 2023	44,261,109	$44	$400,850	$(4)	$(243,181)	$157,709
Issuance of Class A common stock pursuant to exercise of options	44,820	—	432	—	—	432
Issuance of Class A common stock upon vesting of restricted stock units	2,500	—	—	—	—	—
Stock-based compensation	—	—	2,682	—	—	2,682
Unrealized gain(loss) on marketable securities	—	—	—	(138)	—	(138)
Net loss	—	—	—	—	(20,162)	(20,162)
Balances as of June 30, 2023	44,308,429	$44	$403,964	$(142)	$(263,343)	$140,523
Issuance of Class A common stock pursuant to exercise of options	45,078	—	197	—	—	197
Issuance of Class A common stock upon vesting of restricted stock units	62,884	—	—	—	—	—
Issuance of Class A common stock pursuant to employee stock purchase plan	16,554	—	101	—	—	101
Stock-based compensation	—	—	2,923	—	—	2,923
Unrealized gain(loss) on marketable securities	—	—	—	67	—	67
Net loss	—	—	—	—	(20,104)	(20,104)
Balances as of September 30, 2023	44,432,945	$44	$407,185	$(75)	$(283,447)	$123,707

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance as of December 31, 2021	20,968,376	$21	309,238	$—	$193,627	$—	$(124,056)	$69,592
Issuance of Class A common stock from underwritten follow-on offering, net of offering costs	5,742,026	6	—	—	80,028	—	—	80,034
Issuance of Class A common stock pursuant to exercise of options	17,946	—	—	—	65	—	—	65
Issuance of Class A common stock pursuant to employee stock purchase plan	8,458	—	—	—	169	—	—	169
Issuance of Class A common stock upon vesting of restricted stock units	19,429	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,662	—	—	1,662
Unrealized loss on marketable securities	—	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—	—	(17,085)	(17,085)
Balances as of March 31, 2022	26,756,235	$27	309,238	$—	$275,551	$(12)	$(141,141)	$134,425
Issuance of Class A common stock upon exercise of options	12,641	—	—	—	47	—	—	47
Issuance of Class A common stock upon vesting of restricted stock units	19,430	—	—	—	—	—	—	—
Conversion of Class B common stock into Class A common stock	210,000	—	(210,000)	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,025	—	—	2,025
Unrealized loss on marketable securities	—	—	—	—	—	(140)	—	(140)
Net loss	—	—	—	—	—	—	(14,853)	(14,853)
Balances as of June 30, 2022	26,998,306	$27	99,238	$—	$277,623	$(152)	$(155,994)	$121,504
Issuance of Class A common stock upon exercise of options	200,571	—	—	—	853	—	—	853
Issuance of Class A common stock upon vesting of restricted stock units	19,430	—	—	—	—	—	—	—
Issuance of Class A common stock pursuant to employee stock purchase plan	6,870	—	—	—	122	—	—	122
Issuance of Class A common stock for payment of licensing fees, net of offering costs	283,034	1	—	—	5,592	—	—	5,593
Conversion of Class B common stock into Class A common stock	99,238	—	(99,238)	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,452	—	—	2,452
Unrealized loss on marketable securities	—	—	—	—	—	(127)	—	(127)
Net loss	—	—	—	—	—	—	(24,679)	(24,679)
Balances as of September 30, 2022	27,607,449	$28	—	$—	$286,642	$(279)	$(180,673)	$105,718

The accompanying notes are an integral part of these unaudited condensed financial statements.

VERA THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(70,335)	$(56,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	(2,919)	(249)
Reduction in the carrying amount of operating lease right-of-use assets	1,692	1,676
Stock-based compensation	8,272	6,139
Issuance of Class A common stock for licensing payment	—	3,661
Change in fair value of non-marketable equity securities	45	745
Changes in operating assets and liabilities:
Prepaid expense and other current assets	(636)	(7,700)
Other assets	(308)	(98)
Accounts payable	309	5,627
Accrued and other current liabilities	(1,161)	2,291
Operating lease liabilities	(1,996)	(1,909)
Net cash used in operating activities	(67,037)	(46,434)
Cash flows from investing activities
Purchase of property and equipment	—	(62)
Purchase of marketable securities	(171,730)	(137,927)
Proceeds from maturities of marketable securities	104,200	54,000
Proceeds from sale of marketable securities	9,543	—
Net cash used in investing activities	(57,987)	(83,989)
Cash flows from financing activities
Proceeds from exercise of stock options and employee stock purchase plan	969	1,256
Proceeds from issuance of Class A common stock in follow-on offering	115,000	86,132
Payment of costs and underwriting discounts and commissions related to follow-on offering	(7,256)	(6,164)
Net cash provided by financing activities	108,713	81,224
Net decrease in cash and cash equivalents and restricted cash	(16,311)	(49,199)
Cash, cash equivalents and restricted cash, beginning of period	43,752	79,967
Cash, cash equivalents and restricted cash, end of period	$27,441	$30,768
Reconciliation of cash and cash equivalents and restricted cash to the balance sheets
Cash and cash equivalents	$27,441	$30,475
Restricted cash	—	293
Total cash and cash equivalents and restricted cash	$27,441	$30,768
Supplemental disclosure of cash flow information
Cash paid for interest	$2,499	$336
Cash paid for operating leases	$2,238	$1,991
Issuance of Class A common stock in payment of accrued development milestone	$—	$2,000

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

Liquidity

Since inception, the Company devoted substantially all of its resources to its research and development efforts, pre-clinical studies and clinical trials, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. The Company has incurred recurring net operating losses and has not generated positive cash flow from operations since its inception, and had an accumulated deficit of $283.4 million as of September 30, 2023. The Company had cash, cash equivalents and marketable securities of $159.9 million as of September 30, 2023 and has access to additional debt financing under a credit facility (see Note 7). The Company has funded its operations primarily through the issuance of common stock, redeemable convertible preferred stock, debt financing and convertible notes. Management expects to continue to incur losses and negative cash flows from operations for at least the next several years.

Management believes that the Company’s cash, cash equivalents and marketable securities as of September 30, 2023 will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months subsequent to the issuance date of these financial statements. The Company intends to raise additional capital through public or private equity offerings or debt financing or other capital sources, which may include strategic collaborations or other arrangements with third parties in order to achieve its long-term business objectives. If the Company fails to obtain necessary capital when needed on acceptable terms, or at all, it could force the Company to delay, limit, reduce or terminate its product development programs, commercialization efforts or other operations.

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

Use of Estimates

The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Management estimates that affect the reported amounts of assets and liabilities include the accrual of research and development expenses and stock-based compensation expense, determination of incremental borrowing rate for operating leases, the valuation allowance for deferred tax assets, and fair value of marketable and non-marketable securities. The Company evaluates and adjusts its estimates and assumptions on an ongoing basis using historical experience and other factors. Actual results could differ materially from those estimates.

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

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Recently Adopted Accounting Pronouncements

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

Recently Issued Accounting Pronouncement Not Yet Adopted

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

3. OTHER FINANCIAL STATEMENT INFORMATION

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid clinical trial and drug manufacturing expenses	$8,189	$8,487
Prepaid insurance	905	998
Prepaid equity financing costs	409	490
Prepaid rent	256	247
Other	1,922	823
Total prepaid expenses and other current assets	$11,681	$11,045

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued clinical trial and drug manufacturing expenses	$4,195	$4,334
Accrued payroll	2,645	3,217
Related party payable	2,389	2,780
Accrued legal fees	63	338
Accrued expenses and other	511	295
Total accrued expenses and other current liabilities	$9,803	$10,964

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

Unrealized gains and losses are reported as a component of other comprehensive loss. Fair value of the debt securities were $132.5 million and $71.2 million as of September 30, 2023 and December 31, 2022, respectively.

The following table summarizes the unrealized gains and losses in fair value of the Company’s investments in debt securities (in thousands):

	As of September 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Level 2:
Money market funds	$26,140	$-	$-	$26,140
U.S. Government bonds	132,572	2	(76)	132,498
Total cash equivalents and marketable securities	$158,712	$2	$(76)	$158,638

	As of December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Level 2:
Money market funds	$42,495	$-	$-	$42,495
U.S. Government bonds	71,418	1	(225)	71,194
Total cash equivalents and marketable securities	$113,913	$1	$(225)	$113,689

Marketable debt securities that had been in unrealized loss positions as of September 30, 2023 and December 31, 2022 were in an unrealized loss position for less than 12 months. Unrealized losses from marketable debt securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent impairments based on evaluation of available evidence.

The following table classifies the estimated fair value of investments in available-for-sale marketable debt securities by effective contractual maturity dates (in thousands):

September 30, 2023
Due within one year	$132,498
Due after one year to two years	—
Total marketable securities	$132,498

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

The carrying value is measured as the total initial cost, less the cumulative net unrealized loss. The following table summarizes the value of non-marketable equity securities using the measurement alternative (in thousands):

	September 30, 2023	December 31, 2022
Initial cost	$1,759	$1,759
Cumulative net fair value adjustments	(1,746)	(1,701)
Total non-marketable equity securities	$13	$58

6. LEASES

Net lease costs recognized were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$644	$594	$1,933	$1,734
Sublease income	(482)	(482)	(1,446)	(1,446)
Net lease cost	$162	$112	$487	$288

As of September 30, 2023, the maturities of the lease liabilities based on minimum lease commitment amount are as follows (in thousands):

2023 (remaining three months)	$762
2024	3,022
2025	1,880
2026	-
2027	-
Total minimum lease payments	5,664
Less: Imputed interest	(1,184)
Present value of operating lease liabilities	4,480
Less: Current portion of operating lease liabilities	(2,518)
Non-current operating lease liabilities	$1,962

In November 2020, the Company entered into a non-cancellable sublease agreement for the leased facilities in South San Francisco, California, which ends concurrently with the original lease in September 2025.
As of September 30, 2023, under the terms of the sublease agreement, the Company is entitled to receive future annual sublease payments as follows (in thousands):

2023 (remaining three months)	$480
2024	1,954
2025	1,496
Total sublease payments	$3,930

As tenant, the Company remains responsible for minimum lease commitments of $5.0 million as of September 30, 2023, on the South San Francisco facilities.

In July 2022, the Company amended an existing lease agreement to increase the amount of leased office space in its Brisbane, California, headquarters, from approximately 4,900 square feet to approximately 9,900 square feet. The leases have scheduled annual 3% increases and include renewal options for the Company. As of September 30, 2023, the Company had not executed any finance leases that were yet to commence. As of September 30, 2023, the weighted-average remaining operating lease term was 1.8 years and the weighted-average discount rate was 9.1% for operating leases recognized in the condensed financial statements.

7. NOTE PAYABLE

Note payable consists of the following ($ in thousands):

		September 30, 2023		December 31, 2022
	Maturity	Effective Interest Rate	Amount	Effective Interest Rate	Amount
Collateralized note 2021-12	2027	14.72%	$5,000	13.57	$5,000
Collateralized note 2022-11	2027	14.86%	20,000	13.74	20,000
Total borrowings			25,000		25,000
Less: Unamortized debt issuance costs			42		(190)
Net carrying amount of debt			$25,042		$24,810

The carrying amount of debt approximates fair value due to its variable interest rate.

In December 2021, the Company entered into a non-revolving loan and security agreement (the “Loan Facility”) with borrowing capacity of up to $50.0 million, which was scheduled to expire in December 2022. In November 2022, the Company entered into an amendment of the Loan Facility. Among other changes, the amendment extended the scheduled expiration of the Loan Facility to December 2023 and modified the reference rate from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financial Rate (“SOFR”). In conjunction with the amendment, the Company borrowed an additional $20.0 million from the Loan Facility. As of September 30, 2023, the Company’s outstanding borrowing under the Loan Facility was $25.0 million, and an additional $25.0 million remains available if drawn by December 29, 2023.

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

8. COMMON STOCK

As of September 30, 2023, the Company’s amended and restated certificate of incorporation authorized the Company to issue 500,000,000 shares of Class A common stock and 14,600,000 shares of Class B common stock, each with a par value of $0.001 per share. Each share of Class A common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Class B common stock is non-voting. Class A common stockholders and holders of Class B common stock are entitled to receive dividends, as may be declared by the board of directors. Through September 30, 2023, no cash dividends have been declared or paid.

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

In June 2022, the Company filed a shelf registration statement on Form S-3 (File No. 333-265408) with the Securities and Exchange Commission, which permits the offering, issuance, and sale of up to a maximum aggregate offering price of $400.0 million of the Company’s common stock, preferred stock, debt securities and warrants. Up to a maximum of $150.0 million of the maximum aggregate offering price of $400.0 million may be issued and sold pursuant to an at-the-market financing facility under a sales agreement dated June 3, 2022, between the Company and Cowen and Company, LLC (Sales Agreement). As of September 30, 2023, all $150.0 million remains available for issuance and sale under the Sales Agreement.

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

The Company may not grant any additional awards under the 2017 Equity Incentive Plan (2017 EIP). The 2017 EIP will continue to govern outstanding equity awards granted thereunder. As of September 30, 2023, there were 337,109 shares available for issuance under the 2021 EIP.

2017 EIP and 2021 EIP

Stock option activity under the 2017 EIP and 2021 EIP was as follows:

	NUMBER OF OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE (000s)
Outstanding as of December 31, 2022	3,821,787	$10.30	8.51	$35,872
Granted	2,231,000
Exercised	(93,648)
Cancelled and forfeited	(226,958)
Outstanding as of September 30, 2023	5,732,181	9.39	8.40	31,942
Options exercisable as of September 30, 2023	2,210,094	8.26	7.81	14,537
Vested and expected to vest as of September 30, 2023	5,732,181	9.39	8.40	31,942

The aggregate intrinsic value of stock options exercised during the three and nine months ended September 30, 2023, was approximately $0.6 million and $0.8 million, respectively. The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2023, was $13.66 and $5.81 per share, respectively.

ESPP

The ESPP enables eligible employees to purchase shares of the Company’s Class A common stock at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first trading day or the last trading day of the offering period, whichever is lower. Eligible employees generally include all employees. Share purchases are funded through payroll deductions of at least 1% and up to 15% of an employee’s eligible compensation for each payroll period. The number of shares reserved for issuance under the ESPP increase automatically on the first day of each fiscal year, beginning on January 1, 2022, by a number equal to the lesser of 440,502 shares, 1% of the total number of shares of the Company’s capital stock (including all classes of the Company’s common stock) outstanding on the last day of the calendar month prior to the date of the increase, or such lower number of shares (including no shares) approved by the Company’s board of directors. As of September 30, 2023, 59,808 shares have been issued pursuant to the ESPP. The ESPP generally provides for six-month consecutive offering periods beginning on September 14, 2021. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation. As such, stock-based compensation expense has been recorded for the three and nine months ended September 30, 2023.

Stock-Based Compensation Expense

The following tables summarize the stock-based compensation expense for stock options, restricted stock awards, and restricted stock units granted to employees and nonemployees and for ESPP stock-based compensation that was recorded in the Company’s condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$1,146	$1,255	$3,511	$3,226
General and administrative	1,777	1,197	4,761	2,913
Total stock-based compensation expense	$2,923	$2,452	$8,272	$6,139

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Employees	$2,621	$1,637	$7,542	$3,976
Nonemployees	302	815	730	2,163
Total stock-based compensation expense	$2,923	$2,452	$8,272	$6,139

As of September 30, 2023, the Company had $24.0 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.64 years.

The fair value of stock options granted during the three and nine months ended September 30, 2023 and 2022 was estimated using the Black-Scholes option pricing model based on the following weighted-average assumptions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expected term (in years)	6.1	6.1	5.5 – 6.1	5.5 – 6.1
Expected volatility	80.2%	76.7% – 77.6%	79.5% – 80.5%	75.8% – 77.6%
Risk-free rate	4.2%	2.7% – 4.1%	3.4% – 4.2%	1.8% – 4.1%
Dividend yield	—	—	—	—

Restricted Stock Units

The Company grants restricted stock units (RSUs) pursuant to the 2021 EIP and satisfies such grants through the issuance of the Company’s Class A common stock. The following table shows RSU activity for the period ending September 30, 2023.

	NUMBER OF SHARES	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE
Unvested balance at December 31, 2022	204,000	$18.37
Granted	—
Vested	(65,384)	18.40
Cancelled and forfeited	(6,000)	18.60
Unvested balance at September 30, 2023	132,616	18.34

For the nine months ended September 30, 2023, the Company recognized $1.0 million of stock-based compensation expense for restricted stock units.

As of September 30, 2023, the Company had $2.1 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 1.04 years.

10. EMPLOYEE BENEFIT PLANS

The Company sponsors a qualified 401(k) defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. The Company contributed $12,000 and $138,000 to the plan for the three and nine months ended September 30, 2023, respectively. The Company contributed $63,000 to the plan for the three and nine months ended September 30, 2022.

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

Subsequent to the effective date of the Ares Agreement, Ares is performing manufacturing technology and know-how transfer to the Company. The Company recorded related party expense of $0.4 million and $0.5 million to Ares for these services during the three months ended September 30, 2023 and 2022, respectively, and $2.4 million and $2.2 million during the nine months ended September 30, 2023 and 2022, respectively. These amounts are included in research and development expenses on the condensed statements of operations and comprehensive loss.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Class A common stock options issued and outstanding	5,732,181	3,766,165	5,732,181	3,766,165
Unvested RSUs	132,616	235,180	132,616	235,180
Total	5,864,797	4,001,345	5,864,797	4,001,345

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

Overview

We are a late clinical-stage biotechnology company focused on developing and commercializing transformative treatments for patients with serious immunological diseases. Our lead product candidate, atacicept, is a self-administered fusion protein that blocks both B-cell activating factor (BAFF), also known as B-lymphocyte stimulator (BLyS), and a proliferation-inducing ligand (APRIL) with best-in-class potential for the treatment of immunoglobulin A nephropathy (IgAN). The Phase 2b ORIGIN clinical trial evaluating the safety and efficacy of atacicept in patients with IgAN completed enrollment in mid-2022, reported positive 24-week topline results in January 2023 and secondary endpoint 36-week results in June 2023. Atacicept met its primary endpoint at 24 weeks and achieved statistical significance in the 150 mg dose group, with further reductions in proteinuria measured at 36 weeks. Additionally, the 150 mg dose group showed a statistically significant difference in estimated glomerular filtration rate compared to placebo at 36 weeks, and atacicept's safety profile across all doses was comparable to placebo. The trial remained blinded through 36 weeks, after which all patients continue in an open label portion of the study and receive atacicept 150mg through 96 weeks. We are conducting a pivotal Phase 3 clinical trial of atacicept 150 mg in IgAN, called ORIGIN 3. We are also planning a Phase 3 clinical trial of atacicept in lupus nephritis (LN), a severe renal manifestation of SLE, based on feedback from the U.S. Food and Drug Administration’s (FDA) review of clinical results in a Phase 2 clinical trial of atacicept in systemic lupus erythematosus (SLE) patients with high disease activity. We are also developing MAU868, a potentially first-in-class monoclonal antibody to treat reactivated BK virus (BKV) infections. MAU868 is a clinical-stage neutralizing monoclonal antibody that is directed against BKV, a polyoma virus that can have devastating consequences in certain settings such as kidney transplant and hematopoietic stem cell transplant. In the final results from a Phase 2 clinical trial of MAU868 versus placebo in BK viremia among kidney transplant recipients, MAU868 was shown to be well tolerated and demonstrated clinically meaningful antiviral activity through 36 weeks. We believe that our current pipeline programs leverage the deep expertise of the Vera Therapeutics team and have strong commercial synergies. We hold global developmental and commercial rights to all of our pipeline molecules.

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

To date, we have funded our operations primarily through proceeds from the sale of shares of our Class A common stock (common stock), redeemable convertible preferred stock, debt financing and convertible promissory notes. As of September 30, 2023, we had $159.9 million in cash, cash equivalents and marketable securities, compared to $114.7 million as of December 31, 2022.

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

In February 2022, we completed a follow-on public offering and issued 5,742,026 shares of common stock for net proceeds of approximately $80.0 million, after deducting underwriting discounts and commissions and offering related expenses. In February 2023, we completed a follow-on public offering and issued 16,428,572 shares of common stock for net proceeds of approximately $107.7 million, after deducting underwriting discounts and commissions and offering related expenses. We believe, based on our current operating plan, that our cash, cash equivalents and marketable securities as of September 30, 2023, will be sufficient to fund our operations and capital expenditure requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q.

We have incurred significant operating losses since the commencement of our operations. Our net losses were $20.1 million and $24.7 million for the three months ended September 30, 2023 and 2022, respectively, and we expect to incur significant and increasing losses for the foreseeable future as we continue to advance our product candidates, atacicept and MAU868, to commercialization. Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our research and development activities. As of September 30, 2023, we had an accumulated deficit of $283.4 million, compared to $213.1 million as of December 31, 2022. Our primary use of cash is to fund operating expenses, which consist of research and development and general and administrative expenditures. Cash used to fund operating expenses depends on the timing of when we pay these expenses, as reflected in the changes in our working capital balances.

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

Geopolitical and Macroeconomic Events

Due to the ongoing military conflict between Ukraine and Russia, the U.S. and global financial markets experienced volatility, which has led to disruptions to trade, commerce, pricing stability, credit availability and supply chain continuity globally. In connection with the military conflict between Ukraine and Russia, the United States, United Kingdom and European Union (EU), along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter-measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia and related sanctions, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability and supply chain continuity in both Europe and globally, and has introduced significant uncertainty into global markets. As a result, our business and results of operations may be adversely affected by the ongoing military conflict between Ukraine and Russia and related sanctions, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict.

Although we did not see a significant financial impact to our business operations as a result of recent geopolitical and macroeconomic developments during the three months ended September 30, 2023, there may be potential impacts to our business in the future that are highly uncertain and difficult to predict such as disruptions or restrictions in our supply chain, disruption or restrictions on our employees’ ability to travel, disruptions to or delays in ongoing non-clinical trials, clinical trials, third-party manufacturing supply and other operations, adverse geopolitical and macroeconomic concerns, interruptions or delays in the operations of the FDA or other regulatory authorities, continued increases in inflation and interest rates, or changes in availability and cost of credit and our ability to raise capital and conduct business development activities. The ultimate impact of these geopolitical and macroeconomic developments, as well as any lasting effects on our business, is highly uncertain and subject to continued change, and we recognize that they may continue to present unique challenges for us.

We continue to believe that our existing cash, cash equivalents and marketable securities held as of September 30, 2023, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. However, should adverse geopolitical and macroeconomic events, such as the ongoing military conflict between Ukraine-Russia, related sanctions, or any associated recession or depression, continue for a prolonged period, our results of operations, financial condition, liquidity and cash flows could be materially impacted as a result of a lower likelihood of effectively and efficiently developing and successfully commercializing our product candidates.

Results of operations

Comparison of the three and nine months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the periods presented.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2023	2022	Change	2023	2022	Change
Operating expenses:
Research and development	$16,100	$19,656	$(3,556)	$57,440	$42,317	$15,123
General and administrative	5,656	5,588	68	17,544	15,005	2,539
Total operating expenses	21,756	25,244	(3,488)	74,984	57,322	17,662
Loss from operations	(21,756)	(25,244)	3,488	(74,984)	(57,322)	(17,662)
Other income (expense):
Interest income	2,158	567	1,591	6,019	856	5,163
Interest expense	(943)	(147)	(796)	(2,730)	(393)	(2,337)
Other income	452	347	105	1,405	987	418
Change in fair value of non-marketable equity securities	(15)	(202)	187	(45)	(745)	700
Total other income, net	1,652	565	1,087	4,649	705	3,944
Net loss	$(20,104)	$(24,679)	$4,575	$(70,335)	$(56,617)	$(13,718)

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

The following table summarizes our research and development expenses incurred during the respective periods.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2023	2022	Change	2023	2022	Change
Direct research and development expenses
Clinical trial expenses	$3,736	$4,658	$(922)	$14,291	$13,679	$612
Contract manufacturing	6,607	5,812	795	26,595	13,264	13,331
License and milestone	—	3,661	(3,661)	—	3,661	(3,661)
Consulting and professional services	1,471	2,081	(610)	3,414	4,316	(902)
Indirect research and development expenses
Compensation and related benefits	3,958	3,174	784	12,224	6,899	5,325
Facilities and other	328	270	58	916	498	418
Research and development expenses	$16,100	$19,656	$(3,556)	$57,440	$42,317	$15,123

Research and development expenses decreased by $3.6 million, or 18%, to $16.1 million in the three months ended September 30, 2023, from $19.7 million in the three months ended September 30, 2022, due primarily to a $3.7 million license and milestone expense related to MAU868 incurred in 2022 and a decrease in clinical trial expenses due to the continuing pause in enrollment in the Phase 3 trial of atacicept in LN, partially offset by increases in contract drug manufacturing expenses for atacicept and compensation and related benefit expenses for increased research and development headcount.

Research and development expenses increased by $15.1 million, or 36%, to $57.4 million in the nine months ended September 30, 2023, from $42.3 million in the nine months ended September 30, 2022, due primarily to contract drug manufacturing and related activities for atacicept, including transfer and qualification of manufacturing processes to our third-party contract drug manufacturing organization and manufacture of drug supply for clinical trials, and compensation and related benefit expenses for increased research and development headcount, partially offset by the license and milestone expense incurred in 2022 related to MAU868.

We expect our research and development expenses to increase in future periods as we enroll our Phase 3 clinical trial and prepare to seek regulatory approval of atacicept in IgAN, and if we resume development of other indications or product candidates.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2023	2022	Change	2023	2022	Change
General and administrative	$5,656	$5,588	$68	$17,544	$15,005	$2,539

General and administrative expenses increased by $0.1 million, or 1%, to $5.7 million in the three months ended September 30, 2023, from $5.6 million in the three months ended September 30, 2022, due primarily to increases of $0.9 million of payroll and related expenses including stock-based compensation, as a result of increased general and administrative employee headcount and an increase of $0.3 million in audit and tax-related fees, partially offset by a $0.4 million decrease in outside legal expenses, a $0.3 million decrease in insurance premium expenses and a $0.2 million decrease in recruiting and placement fees.

General and administrative expenses increased by $2.5 million, or 17%, to $17.5 million in the nine months ended September 30, 2023, from $15.0 million in the nine months ended September 30, 2022, due primarily to increases of $3.7 million of payroll and related expenses including stock-based compensation, as a result of increased general and administrative employee headcount, and a $0.5 million increase in rent and facilities expenses, partially offset by a $0.7 million decrease in outside legal expenses, a $0.6 million decrease in insurance premium expenses and a $0.5 million decrease in recruiting and placement fees.

Other income, net

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2023	2022	Change	2023	2022	Change
Total other income	$1,652	$565	$1,087	$4,649	$705	$3,944

Other income, net, increased by $1.1 million, to $1.7 million in the three months ended September 30, 2023, from $0.6 million in the three months ended September 30, 2022, due to an increase of $1.6 million in interest income from greater balances of higher-yielding marketable securities held and a $0.2 million lower decrease in the value of non-marketable equity securities in the current period, partially offset by an increase of $0.8 million of interest expense due to higher outstanding loan principal balances and interest rates in the current period.

Other income, net, increased by $3.9 million, to $4.6 million in the nine months ended September 30, 2023, from $0.7 million in the nine months ended September 30, 2022, due to an increase of $5.2 million in interest income from greater balances of higher-yielding marketable securities held and a $0.7 million lower decrease in the value of non-marketable equity securities in the current period, partially offset by an increase of $2.3 million of interest expense due to higher outstanding loan principal balances in the current period.

Liquidity and Capital Resources

To date, we have funded our operations primarily through proceeds from the sale of shares of our Class A common stock, redeemable convertible preferred stock, debt financing and convertible notes. From our inception through September 30, 2023, we have raised aggregate net cash proceeds of approximately $402.5 million from the issuance and sale of redeemable convertible preferred stock, convertible notes, and Class A common stock, and proceeds from our Loan Agreement with Oxford Finance LLC

(Oxford). Since the date of our incorporation, we have not generated any revenue from product sales and have incurred substantial operating losses and negative cash flows from operations.

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

In June 2022, we filed a shelf registration statement on Form S-3 (the Shelf Registration) with the Securities and Exchange Commission (the SEC), which permits the offering, issuance, and sale of up to a maximum aggregate offering price of $400.0 million of our common stock, preferred stock, debt securities and warrants. In connection with the filing of the Shelf Registration, we entered into a sales agreement with Cowen and Company, LLC (Cowen) as sales agent, pursuant to which we may issue and sell shares of our common stock for an aggregate maximum offering price of $150.0 million of the maximum aggregate offering price of $400.0 million under an at-the-market offering program (the 2022 ATM). We agreed to pay Cowen up to 3% of gross proceeds for the common stock sold through the 2022 ATM. As of September 30, 2023, no shares of common stock have been issued or sold under the 2022 ATM.

In February 2023, we completed a follow-on public offering and issued 16,428,572 shares of common stock for net proceeds of approximately $107.7 million, after deducting underwriting discounts and commissions and offering related expenses.

As of September 30, 2023, we had $159.9 million of cash, cash equivalents and marketable securities, compared to $114.7 million as of December 31, 2022. We believe, based on our current operating plan, that our cash, cash equivalents and marketable securities as of September 30, 2023, together with available credit under the Loan Agreement with Oxford, will be sufficient to fund our operations and capital expenditure requirements until early 2026.

Cash Flows

The following table summarizes our cash flows for the periods indicated.

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022
Net cash used in operating activities	$(67,037)	$(46,434)
Net cash used in investing activities	(57,987)	(83,989)
Net cash provided by financing activities	108,713	81,224
Net decrease in cash, cash equivalents and restricted cash	$(16,311)	$(49,199)

Operating Activities

In the nine months ended September 30, 2023, we used $67.0 million of cash in operating activities, primarily attributable to a net loss of $70.3 million, non-cash interest income of $3.2 million related to amortization of discount on purchases of marketable securities and $3.7 million of changes in working capital, partially offset by $8.3 million of non-cash stock-based compensation expense.

In the nine months ended September 30, 2022, we used $46.4 million of cash in operating activities, primarily attributable to a net loss of $56.6 million and a $7.7 million increase in prepaid expenses and other current assets, partially offset by $6.1 million of non-cash stock-based compensation expense, a $5.6 million increase in accounts payable, $3.7 million of non-cash license and milestone expenses and a $2.3 million increase in accrued and other current liabilities.

Investing Activities

In the nine months ended September 30, 2023, our investing activities used $58.0 million of cash, primarily resulting from $171.7 million of purchases of short-term marketable securities, partially offset by $113.7 million of sales and maturities of short-term marketable securities.

In the nine months ended September 30, 2022, our investing activities used $84.0 million of cash, primarily resulting from $137.9 million of purchases of short-term marketable securities, partially offset by $54.0 million of maturities of short-term marketable securities.

Financing Activities

In the nine months ended September 30, 2023, our financing activities provided $108.7 million of cash, primarily resulting from $115.0 million gross proceeds from our February 2023 follow-on offering and $1.0 million in proceeds from the exercise of stock options and share purchases under our employee stock purchase plan, partially offset by $7.3 million of costs related to the follow-on offering during the period, including underwriting discounts and commissions.

In the nine months ended September 30, 2022, our financing activities provided $81.2 million of cash, primarily resulting from $86.1 million gross proceeds from our February 2022 follow-on offering and $1.3 million in proceeds from the exercise of stock options and share purchases under our employee stock purchase plan, partially offset by $6.1 million of costs related to the follow-on offering during the period, including underwriting discounts and commissions.

Contractual Obligations

During the nine months ended September 30, 2023, there were no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

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

At-the-Market Offering

In June 2022, we entered into a sales agreement with Cowen and Company LLC (Cowen) as sales agent, pursuant to which we may issue and sell shares of our common stock for an aggregate maximum offering price of $150.0 million under an at-the-market offering program (ATM). We will pay Cowen up to 3.0% of gross proceeds of the common stock sold through the ATM. As of September 30, 2023, no shares of common stock had been issued or sold under the ATM.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use of Estimates” in our Annual Report and the notes to our unaudited condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2023, there were no material changes to our critical accounting policies from those discussed in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash and cash equivalents as of September 30, 2023, consisted of readily available checking and money market funds. Our marketable securities as of September 30, 2023, consisted of short-term marketable debt securities issued by the U.S. Treasury and U.S. federal agencies. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Although we are seeing, and expect to continue to see, increased interest rates, due to the investment strategies we employ, as of the date of this Quarterly Report on Form 10-Q, we do not expect anticipated changes in interest rates to have a material effect on our interest rate risk in future reporting periods due to the short-term nature of the instruments in our portfolio and the low risk profile of our investments. For example, a hypothetical change in interest rates of 100 basis points would not have a material impact on the fair market value of our marketable securities as of September 30, 2023. We do not believe that our cash, cash equivalents or marketable securities have significant risk of default or illiquidity. While we believe our cash, cash equivalents and marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at financial institutions that are in excess of federally insured limits.

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

Based upon such evaluation, our CEO and CFO concluded that, as of September 30, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We identified no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

As of September 30, 2023, we had $159.9 million in cash, cash equivalents and marketable securities. In December 2021, we entered into the Loan Agreement with Oxford, as amended in November 2022 and March 2023, providing us with up to $25.0 million of borrowing capacity, after $5.0 million was funded at closing of the Loan Agreement in December 2021, and $20.0 million was funded in November 2022. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations and capital expenditure requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. Our estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic nature of our business and the macroeconomic and geopolitical environment generally. We anticipate that our expenses will increase substantially if, and as, we:

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

We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. Adequate additional financing may not be available to us on acceptable terms, or at all. Adverse geopolitical and macroeconomic developments, such as the recent and potential future disruptions in access to bank deposits and lending commitments due to bank failures, the ongoing military conflicts between Russia and Ukraine, related sanctions, actual and anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation, could affect our ability to access capital as and when needed. Furthermore, the recent closures of and liquidity concerns experienced by Silicon Valley Bank (SVB) and other regional and mid-sized banks have resulted in broader financial institution liquidity risk and concerns. Although we incurred no losses as a result of the closure of SVB, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages that could materially harm our business and financial condition. We manage our cash balances to minimize amounts held in bank accounts at any given time, but often must maintain balances that exceed the current FDIC insurance limits, and the failure of any bank in which we deposit our funds could reduce the amount of cash we have available for our operations or impair our ability to timely access our cash, cash equivalent and investment balances. Our failure to raise capital as and when needed, or on acceptable terms, would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our research-stage programs, clinical trials or future commercialization efforts.

We have incurred net losses since inception, and we expect to continue to incur net losses for the foreseeable future. In addition, we may be unable to continue as a going concern over the long-term.

We have incurred net losses in each reporting period since the commencement of our operations and have not generated any revenue from product sales to date. We had net losses of $20.1 million and $24.7 million for the three months ended September 30, 2023 and 2022, respectively. We had an accumulated deficit of $283.4 million as of September 30, 2023. Our losses have resulted principally from expenses incurred in research and development and from management and administrative costs and other expenses that we have incurred while building our business infrastructure, a significant portion of which were incurred resulting from our efforts to develop gamma-PNA chemistry and triplex gene editing for therapeutic use, which we discontinued in September 2020. Our product candidates are in clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing our product candidates in one of our lead indications, we expect that we will continue to incur substantial research and development and other expenses as we continue the clinical development programs for our product candidates in other indications.

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

The biotechnology industry is intensely competitive and subject to rapid and significant technological change. Our competitors include multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. The current standard-of-care for IgAN consists of treatment with RAAS inhibitors, (ACE inhibitors or ARBs), to control blood pressure, or steroids with or without other immunosuppressive agents to non-specifically reduce inflammation. SGLT2 inhibitors, including AztraZeneca’s Farxiga, which is approved for chronic kidney disease, is becoming the standard-of-care in some geographies including the United States. Among emerging therapies, we consider our most direct competitors with respect to atacicept in IgAN to be approved products: the reformulated steroid from Calliditas Therapeutics AB, and endothelin and angiotensin II receptor antagonist from Travere Therapeutics, Inc.; programs in Phase 3 clinical development: Visterra Inc., Otsuka Pharmaceutical Co, Ltd., and Novartis Pharmaceuticals Corporation; and the following companies with programs in Phase 2 of clinical development: Novartis Pharmaceuticals Corporation, Reata Pharmaceuticals, Inc., RemeGen Co., Ltd., Ionis Pharmaceuticals, Inc., AstraZeneca, DiaMedica Therapeutics, Inc. and Human Immunology Biosciences, Inc.

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

We may in the future seek an accelerated approval for atacicept, MAU868 or future product candidates we may develop. For example, if the results from our Phase 3 trial of atacicept in patients with IgAN are positive, we may seek accelerated approval with the FDA based on this trial, which we may not be granted. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. For example, UPCR is an accepted surrogate primary endpoint for clinical trials in IgAN, which could allow for a faster path to commercialization than rate of change/slope in estimated glomerular filtration rate (eGFR). We may seek accelerated approval based on the UPCR endpoint. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. Use of the accelerated approval pathway would entail submission of a BLA under Subpart E of the FDA regulations with week 36 UPCR surrogate endpoint data while completing the Phase 3 trial to collect eGFR data to demonstrate improvement in kidney function. If granted, accelerated approval is usually contingent on the sponsor’s agreement to complete ongoing trials and/or conduct, in a diligent manner, additional post-approval confirmatory studies to verity and describe the drug’s clinical benefit and to report regulatory to the FDA on progress on such trials. Additionally, unless and until converted to full approval at the time of satisfying the conditions of any accelerated approval letter, the sponsor must submit any promotional materials for the accelerated approval drug to FDA at least 30 days prior to use. Third-party payors may refuse to provide coverage or reimbursement for the drug until the confirmatory studies are complete. Additionally, if such post-approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug.

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

Our results of operations could be adversely affected by general conditions in the global economy, the global financial markets, and adverse geopolitical and macroeconomic developments. U.S. and global market and economic conditions have been, and continue to be, volatile due to many factors, including recent and potential future disruptions in access to bank deposits and lending commitments due to bank failures, supply chain challenges, the ongoing military conflict between Ukraine and Russia, related sanctions, changes in U.S.-China relations, increasing inflation rates and the responses by central banking authorities to control such inflation, among others. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, bank failures, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our manufacturers and our suppliers operate.

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

As of September 30, 2023, we had 49 full-time employees, including 33 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we continue to operate as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Under the Ares Agreement, in consideration for the license, we issued shares of our Series C redeemable convertible preferred stock to Ares at the time of the initial closing of our Series C redeemable convertible preferred stock financing, which automatically converted into 1,913,501 shares of our common stock upon the closing of our IPO. As additional consideration for the license, we paid Ares $25.0 million upon delivery and initiation of the transfer of specified information and materials and we are required to pay Ares aggregate milestone payments of up to $176.5 million upon the achievement of specified BLA filing or regulatory approval and aggregate milestone payments of up to $515.0 million upon the achievement of specified commercial milestones. Commencing on the first commercial sale of licensed products, we are obligated to pay tiered royalties of low double-digit to mid-teen percentages on annual net sales of the products covered by the license. In the event we sublicense our rights under the Ares Agreement, we are obligated to pay Ares a percentage ranging from the mid-single-digit to the low double-digits of specified sublicensing income received.

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

The trading price of our Class A common stock has been, and is likely to be, highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. For example, the closing price of our Class A common stock from January 1, 2022 to November 7, 2023, has ranged from a low of $5.41 to a high of $28.06. The stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

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
•
sales of our securities by us, our insiders or our other stockholders; and
•
general geopolitical, macroeconomic, industry and market conditions, including the recent and potential future disruptions in access to bank deposits and lending commitments due to bank failures, the ongoing military conflict between Ukraine and Russia, related sanctions, economic slowdowns, recessions, inflation, rising interest rates, and tightening of credit markets.

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

As of September 30, 2023, there were 44,432,945 shares of common stock outstanding and held of record by 25 stockholders and no shares of Class B common stock outstanding. The number of record holders of our common stock does not include DTC participants or beneficial owners holding shares through nominee names.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

Vera Therapeutics, Inc.

Date: November 9, 2023	By:	/s/ Marshall Fordyce
Marshall Fordyce, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Sean Grant
Sean Grant
Chief Financial Officer (Principal Financial Officer)