Form 10-K
period 2023-12-31
Vera Therapeutics, Inc.
filed 2024-03-27
CIK 1831828

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the Registrant’s Class A common stock held by non-affiliates of the Registrant as of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $449.2 million based on the closing price of the Registrant’s Class A common stock on the Nasdaq Global Select Market of $16.05 per share.

As of March 20, 2024, the registrant had 54,452,029 shares of Class A common stock, $0.001 par value per share, and no shares of Class B common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders, which the Registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
our estimates of the number of patients in potential commercial markets who suffer from the diseases we target and the number of subjects that will enroll in our clinical trials;
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
•
Enrollment and retention of participants in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control, including difficulties in identifying patients with immunoglobulin A nephropathy (IgAN), the availability of competitive products, and significant competition for recruiting participants in clinical trials.
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
•
Interim, initial, “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more participant data become available and are subject to audit and verification procedures that could result in material changes in the final data.
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
•
The price of our common stock may be volatile, and you could lose all or part of your investment.
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

v

PART I

Item 1. Business.

Overview

We are a late clinical-stage biotechnology company focused on developing and commercializing transformative treatments for patients with serious immunological diseases. IgA nephropathy (IgAN) is a B cell disorder with a kidney pathology. Our lead product candidate, atacicept, is an at home, self-administered transmembrane activator and CAML interactor (TACI)-Fc fusion protein that blocks both B-cell activating factor (BAFF) and a proliferation-inducing ligand (APRIL) with best-in-class potential for the treatment of IgAN. The Phase 2b ORIGIN clinical trial evaluating the safety and efficacy of atacicept in participants with IgAN reported positive results at three timepoints: 24-week topline results in January 2023, 36-week results in June 2023, and 72-week results in January 2024. The trial remained blinded through 36 weeks, after which all participants were eligible for the open label extension portion of the study and received atacicept 150 mg through 96 weeks. At 24 and 36 weeks, respectively, atacicept met its primary endpoint with statistically significant reductions in urine protein creatinine ratio (UPCR) on atacicept 150 mg, and stable estimated glomerular filtration rate (eGFR) was observed for participants on atacicept, with clinically meaningful and statistically significant difference versus placebo. Participants treated with atacicept demonstrated reductions in galactose-deficient IgA1 (Gd-IgA1), the autoantigen produced by B cells in patients with IgAN, and a reduction in hematuria. The improvements in Gd-IgA1, hematuria, UPCR and eGFR represent the quartet of findings consistent with IgAN disease modification. The 72-week open label extension results showed consistent and sustained reductions in Gd-IgA1, hematuria, UPCR and continued eGFR stabilization. Additionally, atacicept’s safety profile was comparable to placebo. We advanced atacicept 150 mg in a pivotal Phase 3 clinical trial in IgAN in the second quarter of 2023. We believe that atacicept has pipeline in a molecule potential, with potential application in additional indications including systemic lupus erythematosus (SLE) and lupus nephritis (LN), a severe renal manifestation of SLE. We have designed and are poised to conduct a Phase 3 clinical trial of atacicept in LN, based on feedback from the FDA’s review of clinical results in a Phase 2 clinical trial of atacicept in SLE patients with high disease activity (HDA). We also hold worldwide, exclusive development and commercial rights to MAU868, a potentially first-in-class monoclonal antibody to treat reactivated BK virus (BKV) infections, for which we completed a Phase 2 clinical trial in 2022. In January 2023, we delayed enrollment in the pivotal Phase 3 trial for LN and commitment of resources to the MAU868 program. We believe that our current pipeline programs leverage the deep expertise of our team and have strong potential commercial synergies. We hold global developmental and commercial rights to all of our pipeline molecules.

Atacicept in IgAN

IgAN is a serious and progressive autoimmune disease of the kidney that is driven by the production of Gd-IgA1, which is associated with increased risk of kidney-related morbidity and mortality. We estimate there will be approximately 157,000 biopsy-confirmed IgAN patients in the United States, 136,000 in Europe, and 130,000 in Japan, at estimated peak year of sales. Up to 50% of patients diagnosed with IgAN develop end-stage renal disease (ESRD) within 20 years from initial diagnosis, requiring dialysis or kidney transplant. ESRD causes considerable morbidity and impact on patients’ lives and represents a significant health economic burden, which was estimated to be $49.2 billion in the United States in 2018. Despite this high level of morbidity, only two treatments have been approved for this indication: TARPEYO (budesonide, developed by Calliditas Therapeutics AB), a reformulated steroid, and FILSPARI (sparsentan, developed by Travere Therapeutics), a dual endothelin angiotensin receptor antagonist. Neither of these agents are disease-modifying treatments in IgAN. The current standard of care continues to consist of off-label use of renin-angiotensin-aldosterone system (RAAS) inhibitors, including angiotensin-converting enzyme (ACE) inhibitors and angiotensin II receptor blockers (ARBs), and, in some patients, sodium-glucose cotransporter-2 (SGLT2) inhibitors. We estimate the global market opportunity for novel, disease-modifying therapeutics in IgAN is approximately $6.0 billion to $10.0 billion annually, based on the disease prevalence and the segment of IgAN patients at high risk of progressing to ESRD.

Atacicept is a TACI-Fc fusion protein self-administered at home as a subcutaneous injection once weekly that blocks both BAFF and APRIL, which stimulate B cells and plasma cells to produce autoantibodies contributing to certain autoimmune diseases. We believe that atacicept’s mechanism has the potential to generate clinical success by measures designed to assess efficacy in IgAN and other immunologic diseases. BAFF inhibition has been clinically and commercially validated through the approval of Benlysta (belimumab) in both SLE and LN. Preclinical and clinical evidence support that atacicept’s mechanism of dual inhibition of BAFF and APRIL may provide improved clinical outcomes, measured by endpoints designed to assess efficacy, compared to inhibiting either signal alone. Atacicept has the potential to be the first disease-modifying therapy for IgAN due to its ability to modulate B cell and plasma cell activity, with reductions in Gd-IgA1, hematuria, and proteinuria – and stabilization of eGFR.

We have worldwide, exclusive rights to atacicept from Ares, an affiliate of Merck KGaA, Darmstadt, Germany, pursuant to the Ares Agreement, which advanced atacicept in randomized, double-blind, placebo-controlled clinical trials for several autoimmune diseases in over 1,500 patients, in which it was well tolerated. In IgAN, Merck KGaA, Darmstadt, Germany, conducted a randomized, double-blind, placebo-controlled Phase 2a trial known as JANUS. Results from the JANUS trial showed a dose-dependent effect of atacicept 25 mg and 75 mg weekly on serum Gd-IgA1, proteinuria, and key biomarkers, including serum Ig levels. As reported at the

American Society of Nephrology (ASN) Kidney Week conference in 2022, atacicept is also the first therapeutic candidate in IgAN to show reduction in all first three hits of disease pathogenesis—serum Gd-IgA1, anti-Gd-IgA1 autoantibody, and immune complex levels.

We are conducting a multinational, randomized, double-blind, placebo-controlled Phase 3 clinical trial in IgAN, which we refer to as ORIGIN 3, and completing the open label extension of our Phase 2b clinical trial in IgAN, which we refer to as ORIGIN 2b. The ORIGIN 3 trial is evaluating atacicept 150 mg by weekly subcutaneous injection at home versus placebo through 104 weeks. The primary endpoint is reduction in UPCR in a 24-hour urine collection versus placebo at 36 weeks to support potential accelerated approval. A significant reduction in proteinuria, as measured by UPCR in a 24-hour urine collection, is associated with improved renal outcomes in patients with IgAN. UPCR is a surrogate endpoint accepted by the FDA for primary glomerular diseases associated with significant proteinuria, including IgAN. Given the FDA’s recent approvals of TARPEYO and FILSPARI, we believe the use of proteinuria as a surrogate endpoint for accelerated approval has been validated. The key secondary endpoint is eGFR change up to week 104.

The ORIGIN 2b trial evaluated three subcutaneous weekly doses of atacicept (25 mg, 75 mg and 150 mg) and their impact on the reduction of proteinuria as measured by UPCR as the primary endpoint, with secondary endpoints including the difference in kidney function between treated and placebo participants as measured by eGFR and reduction in Gd-IgA1. We completed enrollment of the Phase 2b ORIGIN trial in mid-2022, enrolling a total of 116 participants at multiple global sites. In January 2023, we announced that atacicept met the primary endpoint: the pooled 75 mg and 150 mg arms achieved a statistically significant reduction in proteinuria versus placebo at 24 weeks. In June 2023, we announced positive results at 36 weeks in a late-breaking presentation at the European Renal Association (ERA) Conference. In a prespecified per-protocol (PP) analysis in which a blinded third-party CRO identified and excluded participants with protocol deviations, atacicept 150 mg achieved a 43% mean reduction in proteinuria versus placebo, and a 35% mean reduction in proteinuria versus placebo in the intent-to-treat (ITT) population. Stable eGFR was observed for participants on atacicept 150 mg at 36 weeks, with an 11% mean eGFR change versus placebo, approximating to an absolute difference of 5.8 mL/min/1.73m2. Atacicept 150 mg reduced Gd-IgA1 64% from baseline. Hematuria was resolved in 80% of participants receiving atacicept 150 mg compared to 5% of those receiving placebo. Furthermore, Atacicept was well tolerated, and its safety profile in IgAN was comparable to placebo. The ORIGIN 2b trial remained blinded through 36 weeks, after which all participants were eligible to roll onto the open label portion of the trial and receive atacicept 150 mg once weekly through 96 weeks, allowing for the evaluation of long-term safety and durability of response of atacicept in IgAN. In January 2024, we announced positive results at 72 weeks at an R&D Day. Through 72 weeks, atacicept showed consistent and sustained UPCR reduction and eGFR stabilization. Atacicept also achieved consistent and sustained Gd-IgA1 reduction and reductions in percentage of participants with hematuria through 72 weeks. The open label extension adverse events profile was consistent with the randomized period. In aggregate, we believe these data provide evidence of long-term, comprehensive IgAN disease modification.

We anticipate full enrollment for the primary endpoint of ORIGIN 3 in the second half of 2024. With Phase 3 topline results expected in the first half of 2025, if positive, we expect to submit a biologics license application (BLA) for atacicept in IgAN to the FDA in the second half of 2025.

Pipeline

Beyond our lead indication in IgA nephropathy, we have several late-stage opportunities for potential patient benefit – consisting of both indication expansion opportunities for atacicept, and the development of MAU868 for BK viremia among kidney transplant recipients. We are currently evaluating these opportunities for future development.

For atacicept, we plan to evaluate the possibility of extended dosing intervals as part of our life cycle management strategy. There are also multiple indications in which blocking BAFF and APRIL may offer therapeutic benefit and offer an attractive commercial opportunity. Indications in which atacicept is Phase 3 ready based on feedback from regulators include LN and SLE. We have designed a Phase 3 clinical trial in LN. We believe that atacicept also has potential to initiate Phase 3 clinical trials in Sjogren’s syndrome, myasthenia gravis, and membranous nephropathy, pending alignment with regulatory authorities.

Regarding MAU868 for BK viremia among kidney transplant recipients, at ASN 2022, final results from the Phase 2 clinical trial of MAU868 versus placebo showed that MAU868 was well tolerated and demonstrated clinically meaningful reductions in BK antiviral activity through 36 weeks in kidney transplant patients with BK viremia. Following feedback from the FDA on the Phase 2 clinical trial, we are evaluating strategies for continued development, including a potential next clinical trial.

Atacicept in LN

Based on feedback from the FDA’s review of clinical results in a Phase 2 clinical trial of atacicept in HDA SLE patients, we have designed a Phase 3 clinical trial of atacicept as a potential treatment for patients with LN. We estimate that there will be approximately 120,000 LN patients in the United States, 70,000 in Europe , and 21,000 in Japan, at estimated peak year of sales. We estimate the market for novel LN therapeutics annually to be approximately $2.0 to $5.0 billion, $600 million and $200 million in United States, Europe and Japan, respectively. Significant unmet need for improved efficacy persists for these patients despite the recent approval of the first two LN-specific therapies. Fewer than half of patients treated for LN have a complete response to therapy, and among patients without a complete response, over half will have non-functioning kidneys within five years. Benlysta (belimumab), a BAFF-only inhibitor, is one of the two therapies approved for patients with LN. Both BAFF and APRIL levels are increased in patients with SLE, suggesting that dual inhibition by atacicept may be more potent than blocking BAFF alone and has the benefit of targeting plasma cells in addition to B cells. Merck KGaA, Darmstadt, Germany previously initiated a randomized, double-blind, placebo-controlled Phase 2/3 clinical trial of atacicept in LN, the APRIL-LN trial, evaluating the efficacy and safety of atacicept 150 mg twice weekly for four weeks—then weekly—in participants with active LN. However, this trial was terminated early due to three participants developing hypogammaglobulinemia with induction therapy (mycophenolate mofetil (MMF) and corticosteroids (CS)) which continued to worsen when initiating atacicept and subsequently two participants developed pneumonia. In prior Phase 2 clinical trials of atacicept in SLE also conducted by Merck KGaA, Darmstadt, Germany, despite missing its primary endpoint in the broader SLE study population, atacicept achieved positive clinical data on multiple measures within the pre-specified patient segment with HDA (defined as Systemic Lupus Erythematosus Disease Activity Index 2000 [SLEDAI-2K] ≥10 at screening), including reduction of renal flares, which we believe supports atacicept’s applicability in LN. Because both preclinical and clinical evidence suggest atacicept’s dual inhibition of BAFF and APRIL may provide improved clinical outcomes, measured by endpoints designed to assess efficacy, compared to inhibiting either signal alone, we believe there is a strong rationale to conduct a clinical trial of atacicept in LN.

Our currently designed Phase 3, randomized, parallel-group, double-blind, placebo-controlled, multicenter, multinational study plans to evaluate the efficacy and safety of atacicept vs placebo in participants with LN. The clinical trial consists of a 104-week double blind treatment period, followed by a 52-week open label treatment period and a 26-week safety follow-up period. The trial will assess once weekly subcutaneous injections of 150 mg atacicept versus placebo. The primary endpoint is complete renal response at 52 weeks.

MAU868 in BK viremia among kidney transplant recipients

We have exclusive worldwide rights, pursuant to the Novartis license, to MAU868, which is a potential treatment for reactivated BK infection in kidney transplant recipients. While up to 90% of healthy adults have been infected with BKV at some point in their lives, it remains latent except in severely immunocompromised populations such as kidney transplant recipients. BKV is a polyoma virus that can cause BKV nephropathy (BKVN), a condition in which BK infection, typically first identified as BK viremia, triggers inflammation, which then progresses to fibrosis and tubular injury; BKVN is a leading cause of allograft loss. Currently, there are no approved treatment options for BK viremia or BKVN. We estimate that approximately 80,000 kidney transplants are conducted globally each year, with approximately 20,000 in the United States, 20,000 in Europe, 1,500 in Japan, and 10,000 in China. Approximately 15% of kidney transplant recipients develop BK viremia; 3–4% of kidney transplant recipients develop BKVN. We estimate the market for a novel agent to treat reactivated BK infection in kidney transplant recipients to be a large commercial opportunity worldwide. We believe that MAU868 has the potential to become standard of care for the treatment of reactivated BK infection in order to prevent devastating consequences following kidney transplantation such as BKVN and graft loss.

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
•
Build a leading biotech company that delivers innovative medicines to patients. We believe our team’s expertise and our business culture are fundamental to our success. Our Research and Development team is led by experienced drug development executives with proven track records in clinical and commercial development who have led or been involved in the approvals of more than 15 medicines from leading companies, including Gilead Sciences and Amgen. We leverage our team’s know-how with additional outsourced resources and enable focused clinical development of our product candidates with the goal of improving patients’ lives.

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

The near- and long-term objectives to achieve our goal include:

•
Complete global development of atacicept in IgAN. We reported positive 72-week results from the open label extension of the ORIGIN Phase 2b clinical trial in January 2024, and we will report 96-week results in the second half of 2024. Our global pivotal Phase 3 clinical trial is currently ongoing and we expect to complete enrollment for the primary endpoint in the second half of 2024.
•
Build and scale organizational capabilities to support commercialization of atacicept. Under the leadership of our experienced management team, we have begun building a specialized commercial organization with deep launch experience in nephrology, B cell, and autoimmune therapeutics, to launch atacicept in the United States and other key markets, if approved.
•
Explore additional disease areas where atacicept holds significant therapeutic promise. By targeting BAFF and APRIL, atacicept’s ability to reduce disease-causing autoantibodies may provide clinical benefit. We intend to explore additional immunologic diseases where BAFF and APRIL are abnormally elevated, or where autoantibodies play an important role. We have designed a global Phase 3 clinical trial of atacicept as a potential treatment for patients with LN, a frequent and devastating complication of SLE.
•
Identify next clinical trial for MAU868 in BK viremia in kidney transplant recipients and align with regulatory authorities. We reported final results from our Phase 2 clinical trial in kidney transplant recipients in 2022.
•
Expand our pipeline by acquiring or in-licensing product candidates for immunologic diseases with unmet needs. We believe our expertise and track record will enable us to identify and acquire or in-license additional product candidates that represent opportunities to expand the potential value of our pipeline. We will leverage our lean clinical development operation to bring to market additional product candidates to address kidney and immunologic diseases.

Atacicept in IgAN

We are developing atacicept as a potential treatment for patients with IgAN, a serious and progressive autoimmune disease of the kidney with a high unmet medical need and limited treatment options available. Up to 50% of confirmed IgAN patients progress to ESRD, requiring dialysis or kidney transplant. ESRD causes significant morbidity and impact on patients’ lives and represents a significant health economic burden estimated to be over $40 billion annually in the United States. Despite this high level of morbidity, the current standard of care consists of off-label use of RAAS inhibitors, including ACE inhibitors and ARBs, increasingly includes the use of SGLT2 inhibitors, and potentially includes steroids. IgAN is driven by the production of pathogenic Gd-IgA1, and patients with elevated Gd-IgA1 are at increased risk of kidney-related morbidity and mortality. We reported positive topline 24-week results in January 2023, 36-week results in June 2023, and 72-week results in January 2024 from the Phase 2b ORIGIN trial. We initiated a pivotal Phase 3 clinical trial in the second quarter of 2023, which we refer to as ORIGIN 3, that is currently ongoing. We believe that atacicept has the potential to be the best-in-class and the leading B cell-targeted therapy for IgAN.

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

Figure 1: IgAN pathophysiology

(1)
B cells, which mature into plasma cells, are abnormally primed in the Peyer’s patch region of the ileum of the intestines, potentially due to a combination of genetic predisposition and environmental, bacterial or dietary factors. BAFF and APRIL are upregulated, leading to B cell maturation and survival, and antibody class switching, a mechanism that changes cells’ production from one immunoglobulin to another, causing an increase in the production of immunogenic Gd-IgA1.
(2)
The Gd-IgA1 antibodies are immunogenic when found in the systemic circulation, and are recognized as an autoantigen by autoantibodies, or antibodies created by the body in response to a constituent of its own tissue.
(3)
Gd-IgA1 and anti-Gd-IgA1 autoantibodies combine to form pathogenic immune complexes, or clusters of antibodies.
(4)
Pathogenic immune complexes are deposited and become trapped in the kidney’s glomeruli.
(5)
This initiates an inflammatory response that damages the membranes.
(6)
As the glomeruli are destroyed, the kidney’s ability to remove waste products from the blood is reduced, and protein and blood leak into the urine. This can result in potentially life-threatening complications that lead to the need for dialysis or kidney transplant in many patients.

Gd-IgA1 is central to the pathogenesis of IgAN

Gd-IgA1 is a subclass of IgA antibodies that lack units of galactose, a type of sugar, at the O-linked glycans of their hinge region. The hinge region is a stretch of amino acids in the IgA antibody. Circulating Gd-IgA1 antibodies have been shown to be the target of autoantigens for IgG antibodies with specificity for the hinge region.

A histopathological hallmark of IgAN is deposition of Gd-IgA1 in the glomerular mesangium, either alone or in combination with IgG and/or IgM. Sampling of the serum of patients with IgAN has confirmed the presence of elevated levels of circulating immune complexes containing Gd-IgA1.

Clinical trials of patients with IgAN have correlated higher serum levels of Gd-IgA1 with greater severity of IgAN disease, suggesting that reduction in serum Gd-IgA1 may slow disease progression. Compared with healthy subjects, patients with IgAN have an increased proportion of Gd-IgA1 O-glycoforms in the serum. As published in Kidney International, in a prospective study of 275 patients with IgAN, higher serum levels of aberrantly glycosylated IgA1 demonstrated correlation with a higher likelihood of developing progressive renal failure, as shown in Figure 2 below. A separate clinical trial of patients with IgAN of varying severity found that higher titers of autoantibodies specific for Gd-IgA1 corresponded to both absolute renal risk score and risk of ESRD or death.

Figure 2: Renal survival by serum Gd-IgA1 quartiles in IgAN patients

In addition, high serum APRIL levels correlate with increased expression of serum Gd-IgA1 in IgAN patients and high serum BAFF levels are associated with more severe clinical features, as well as more severe histopathological features. For these reasons, we believe a fusion protein that blocks both BAFF and APRIL, which has the potential to reduce serum Gd-IgA1, would address the upstream source of IgAN, and represent the first disease-modifying approach for IgAN.

Disease burden, diagnosis, and predictors of disease progression

IgAN is a rare disease in the United States and Europe and is also the predominant cause of primary glomerulonephritis.

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

IgAN market opportunity

We estimate there will be approximately 157,000 biopsy-confirmed IgAN patients in the United States, 136,000 in Europe, and 130,000 in Japan, at estimated peak year of sales, and that growth in the diagnosed prevalent population is due to overall population growth. Underlying genetic differences may contribute to the significantly higher rate in Japan. As therapies become commercially available, however, an increase in diagnosis rate or longer time to progression, due to better treatments, may increase the diagnosed population over time.

Figure 3: Estimated IgAN epidemiology at estimated peak year of sales

Current standard of care for IgAN patients

Despite the high unmet medical need in IgAN, there are limited treatment options available. The following two general approaches are typically employed for the treatment of patients with IgAN:

•
Non-specific measures to slow progression, including RAAS inhibitors (including ACE inhibitors or ARBs) and SGLT2 inhibitors.
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

Emerging therapies in development

There are two agents approved for the treatment of IgAN and there are several treatments in clinical development. The multistep IgAN pathogenesis hypothesis offers potential target points and approaches for therapeutic intervention. Most therapeutic candidates in clinical development have employed various approaches to target inflammation and the downstream effects. Atacicept is the first agent in development for IgAN that has demonstrated a 64% reduction of Gd-IgA1, the upstream source of IgAN pathogenesis, after 36 weeks of treatment.

These agents can be grouped mechanistically into the following categories: glucocorticoid receptor agonists, endothelin receptor antagonists (ERAs), complement inhibitors, B cell modulators, and a variety of other approaches that are earlier in development.

Glucocorticoid receptor agonists. Glucocorticoid receptor agonists are a well-known class of molecules that have broad anti-inflammatory effects, and well-established acute and chronic side effects. Though reduction in the risk of eGFR decline was shown in clinical trials, there is no consensus on whether glucocorticoids may improve renal survival. The glucocorticoid budesonide has been reformulated to concentrate steroid effects locally on the gut mucosa, theoretically suppressing the abnormal B cell activity and reducing systemic steroid toxicity. Reformulated budesonide is currently approved by the FDA and European Commission for reducing the loss of kidney function in adults with IgAN who are at risk for disease progression, though systemic steroid side effects have been observed in clinical trials.

ERAs. Aberrant endothelin signaling is implicated in structural podocyte changes and increased mesangial proliferation in chronic kidney diseases, including IgAN. ERAs block endothelin-induced cell proliferation and hence may reduce renal perfusion pressure and proteinuria. Since this mechanism of action works downstream of disease-related immune activities, it is not expected to reduce Gd-IgA1 or the resulting immune complexes that cause the disease. ERAs have previously been approved for the treatment of pulmonary arterial hypertension and erectile dysfunction and make use of a vasodilatory effect. One ERA that is currently approved by the FDA has a boxed warning for hepatotoxicity and embryo-fetal toxicity and a REMS for liver toxicity, and another ERA is completing Phase 3 development. ERAs have been associated with edema, significant liver toxicity and increased risk of heart failure.

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

B cell modulators. B cell modulators, including atacicept, are an important category of emerging therapies for IgAN. The disease-causing Gd-IgA1 is predominantly produced by B cells and plasma cells. Therefore, control of B cell activation may reduce production of Gd-IgA1 and the downstream formation of autoantibodies and immune complexes. Preclinical models have shown that dual inhibition of BAFF and APRIL offers improved suppression of B cell activities over blocking BAFF or APRIL alone. Atacicept blocks both BAFF and APRIL and has shown substantial reduction (64% at 36 weeks) in Gd-IgA1. We believe that dual inhibition may also confer a potential dosing advantage versus APRIL-only inhibition.

Our solution: Atacicept

Atacicept is a fusion protein that blocks both BAFF and APRIL, which play key roles in the upstream pathway that causes IgAN, and is dosed once weekly via a 1-mL subcutaneous injection, self-administered at home. As a result, we believe atacicept has the potential to be the first disease-modifying therapy for IgAN. Through an integrated analysis of randomized, double-blind, placebo-controlled clinical trials in multiple autoimmune diseases with over 1,500 participants to date, atacicept has a well-characterized clinical safety profile. In a Phase 2a clinical trial in participants with IgAN, atacicept substantially reduced Gd-IgA1 and demonstrated a clinically meaningful reduction in proteinuria and stable eGFR parameters at week 24. We completed enrollment of participants in the Phase 2b ORIGIN trial in 2022, and we reported positive results at 24 weeks in January 2023, 36 weeks in June 2023, and 72 weeks in January 2024.

Our approach to IgAN: Reducing Gd-IgA1, the source of autoantibodies

Atacicept is a fully humanized fusion protein that is designed to modulate the B cell and plasma cell pathway, which has well characterized implications in immunologic diseases. Specifically, as shown in Figure 4 below, atacicept contains the soluble extracellular domain of the TACI receptor fused with the inactivated Fc domain of IgG1. TACI is a native receptor for BAFF and APRIL, members of the tumor necrosis factor family that promote B cell survival and autoantibody production associated with IgAN and other immunologic diseases. Dual blockade of BAFF and APRIL by TACI has been shown to be more potent than blocking BAFF alone or APRIL alone and has the benefit of targeting long-lived plasma cells, in addition to B cells, thus reducing production of Gd-IgA1 and its autoantibodies. Therefore, atacicept is designed to modulate B cell and plasma cell activity by binding both BAFF and APRIL, and follows a long history of impactful agents that are logically designed Fc fusion proteins. This mechanism acts directly on the source of IgAN, which we believe will significantly mitigate the downstream effects of the disease.

Figure 4: Atacicept is the result of rational drug design

Atacicept’s specific actions on IgAN disease pathogenesis are shown in Figure 5 below.

Figure 5: Atacicept impact on IgAN pathogenesis

(1)
Atacicept inhibits BAFF and APRIL, leading to decreased Gd-IgA1 production by B cells.
(2)
This leads to a reduction in the autoantibodies that bind to Gd-IgA1.
(3)
Therefore, formation of pathogenic immune complexes is greatly reduced.
(4)
This, in turn, reduces immune complex deposition in glomeruli.
(5)
Glomerular inflammation is reduced.
(6)
Ultimately, progressive renal injury is attenuated, with reductions in hematuria and proteinuria, and stabilization of eGFR, which we believe will significantly lower the morbidity and mortality associated with IgAN.

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

Atacicept in IgAN: clinical development

Atacicept was the subject of a collaboration agreement between Ares and ZymoGenetics, Inc. in 2001, and was licensed on an exclusive basis to Ares in 2008. It was advanced by Merck KGaA, Darmstadt, Germany, in clinical trials for several autoimmune diseases, including rheumatoid arthritis (RA), multiple sclerosis, SLE, and IgAN, and in totality studied in double-blind placebo-controlled clinical trials in over 1,500 participants to date. Safety, tolerability, pharmacokinetics, pharmacodynamics, and clinical efficacy of the weekly 25 mg, 75 mg and 150 mg doses administered subcutaneously have been studied.

Atacicept is being studied in the Phase 2b ORIGIN clinical trial, a multinational, 36-week randomized, placebo-controlled, double-blind trial, with a 60-week open label extension (Figure 6). The ORIGIN Phase 2b trial was designed to evaluate the efficacy and safety of atacicept in participants with IgAN who continue to have persistent proteinuria and remain at high risk of disease progression despite being on a stable prescribed regimen of a RAAS inhibitor for at least 12 weeks that is at the maximum labeled or tolerated dose. The clinical trial consisted of a 36-week double-blind treatment period, followed by a 60-week open-label treatment period — which is currently ongoing — and a 26-week safety follow-up period. The trial assessed three doses (25 mg, 75 mg and 150 mg) of once weekly 1-mL subcutaneous injections of atacicept versus placebo on impact of renal function as measured by proteinuria. The primary endpoint was change from baseline in UPCR at 24 weeks based on 24-hour urine collection, with a secondary endpoint of UPCR at 36 weeks. Other endpoints include change from baseline in UPCR at 12, 48, and 96 weeks, change from baseline in eGFR at 12, 24, 36, 48, and 96 weeks, change from baseline in IgA, IgG, IgM, and Gd-IgA1 levels at 12, 24, 36, 48, and 96 weeks, number of participants with adverse events during the double-blind treatment period through 36 weeks, and the serum concentration of atacicept through study completion.

Figure 6: Phase 2b ORIGIN trial design

Vera reported positive results from the randomized phase of the Phase 2b ORIGIN clinical trial, which showed the following at 36 weeks:

•
Gd-IgA1 reduction of 64% from baseline with atacicept 150 mg.
•
Hematuria resolution in 80% of participants on atacicept 150 mg versus 5% on placebo.
•
In a PP analysis, a blinded third-party CRO identified participants with protocol deviations that potentially confounded proteinuria measure. In the PP population excluding these participants, atacicept 150 mg achieved a 43% mean reduction in proteinuria versus placebo (p<0.05); in the ITT population, atacicept 150 mg achieved a 35% delta versus placebo.
•
Stable eGFR observed for participants on atacicept, with clinically meaningful and statistically significant difference versus placebo.
•
Clinical safety profile similar between atacicept and placebo.

In January 2024, Vera reported positive results from the open label phase of the Ph2b ORIGIN clinical trial at 72 weeks, which demonstrated consistent and sustained reductions in Gd-IgA1, hematuria and UPCR and consistent and stable eGFR (Figure 7 below). In aggregate, we believe these data provide evidence of long-term, comprehensive IgAN disease modification.

Figure 7: Phase 2b ORIGIN clinical trial 72-week results with atacicept

We initiated our ORIGIN 3 Phase 3 clinical trial in June 2023. We are using the same formulation as the Phase 2b trial, and have incorporated learnings from Phase 2b subgroup analyses into the design of our Phase 3 trial that aims to accurately assess treatment efficacy while minimizing potential confounders for proteinuria measure.

Atacicept safety and tolerability profile

In the randomized phase of the ORIGIN Phase 2b clinical trial, the clinical safety profile was similar between atacicept and placebo – and in the week 72 results, the safety profile observed was consistent with that of the randomized phase (Figure 8 below).

Figure 8: Phase 2b ORIGIN clinical trial adverse events profile

An integrated safety analysis of clinical trials in multiple indications with over 1,500 participants in a number of indications, atacicept was well tolerated, shown in Figure 9 below. Serious treatment-emergent adverse events (TEAEs) reported in the highest proportions were those in infections and infestations (placebo 3.9% versus atacicept 4.4%), musculoskeletal and connective tissue disorders (placebo 1.9% versus atacicept 1.3%), and nervous system disorders (placebo 2.1% versus atacicept 1.2%). The most frequently reported TEAE was pneumonia (placebo 1.2% versus atacicept 1.3%). We believe that this large and established data set is a competitive advantage for atacicept versus other approved and emerging therapies in development, many of which lack extensive safety data.

Figure 9: Integrated safety analysis: Summary of treatment-emergent adverse events > 5% in any arm, by dose

The safety profile of atacicept 25 mg, 75 mg and 150 mg has been characterized in healthy subjects and patients with RA, multiple sclerosis, optic neuritis, SLE, and B cell malignancies, and is considered acceptable in IgAN. Over 1,940 individuals have been enrolled in 22 clinical trials, of which over 1,425 individuals have received at least one dose of atacicept. In the three Phase 2/3 clinical trials, 590 participants with SLE and 11 participants with IgAN have received at least one dose of atacicept.

We believe the benefit-risk balance of atacicept to be favorable for further development in IgAN and certain additional autoimmune diseases, and we intend to explore additional immunologic diseases where BAFF and APRIL are abnormally elevated, or where autoantibodies play an important role.

UPCR is an accepted surrogate primary endpoint for clinical trials in IgAN, which potentially allows for a faster path to commercialization than rate of change/slope in eGFR, which is measured after two years. The recommendation for usage of this surrogate endpoint was put forward by the ASN, partnering with the FDA under the auspices of the Kidney Health Initiative, and the European Medicines Agency (EMA), and has now been implemented in five Phase 3 clinical trials in IgAN and in the two FDA approvals granted. Accelerated and/or conditional approval may be granted on the UPCR endpoint, with full approval to be granted upon longer-term data demonstrating stabilization of eGFR with treatment.

Ongoing Phase 3 ORIGIN 3 clinical trial

We advanced atacicept 150 mg into a pivotal Phase 3 trial in IgAN in the second quarter of 2023, using the same formulation from the Phase 2b trial and learnings from the Phase 2b subgroup analyses to reduce risk in the design of a Phase 3 trial that aims to accurately assess treatment efficacy while minimizing potential confounders for proteinuria measure.

Figure 10: Phase 3 ORIGIN 3 trial design

ORIGIN 3 is a Phase 3 global, multicenter, 104-week randomized, placebo-controlled, double-blind trial, with a 52-week open label extension and a 26-week safety follow-up period (Figure 10), in participants with IgAN who continue to have persistent proteinuria and remain at high risk of disease progression despite being on a stable prescribed regimen of renin-angiotensin system inhibitors (ACE inhibitors or ARBs) for at least 12 weeks that is the maximum labeled or tolerated dose. The clinical trial consists of a 104-week double-blind treatment period which is currently ongoing, followed by a 52-week open-label treatment period and a 26-week safety follow-up period. The trial will assess once weekly 1-mL subcutaneous injections of atacicept 150 mg versus placebo on impact of renal function as measured by proteinuria and eGFR. The primary endpoint is change from baseline in UPCR at 36 weeks based on 24-hour urine collection and the key secondary endpoint is eGFR up to 104 weeks. Additional secondary endpoints are change in Gd-IgA1, change in eGFR up to 52 weeks, and time from randomization to first occurrence of composite kidney failure endpoint event.

With the ongoing data from the Phase 2b trial expected through 2024 and Phase 3 topline results expected in the first half of 2025, if positive, we expect to submit a BLA for atacicept in IgAN to the FDA in the second half of 2025.

Atacicept in LN: A severe renal manifestation of SLE

Based on discussions with the FDA following the review of Phase 2 data in SLE, we have designed a Phase 3 clinical trial of atacicept as a potential treatment for patients with LN, a severe renal manifestation of SLE. We estimate that there will be approximately 120,000 LN patients in the United States, 70,000 in Europe, and 21,000 in Japan, at estimated peak year of sales. Significant unmet need for improved efficacy persists for these patients despite the recent approval of the first two LN-specific therapies. Fewer than half of patients treated for LN have a complete response to therapy, and among patients without a complete response, over half will have non-functioning kidneys within five years. Benlysta (belimumab), a BAFF-only inhibitor, is one of the two therapies approved for patients with LN. Both BAFF and APRIL levels are increased in patients with SLE, suggesting that dual inhibition by atacicept may be more potent than blocking BAFF alone and has the benefit of targeting plasma cells in addition to B cells. Merck KGaA, Darmstadt, Germany previously initiated a randomized, double-blind, placebo-controlled Phase 2/3 clinical trial of atacicept in LN, the APRIL-LN trial, aimed to evaluate the efficacy and safety of atacicept at 150 mg twice weekly for four weeks—then weekly—in patients with active LN. However, this trial was terminated early due to three participants developing hypogammaglobulinemia with induction therapy (MMF and CS) which continued to worsen when initiating atacicept and subsequently two participants developed pneumonia. In prior Phase 2 clinical trials of atacicept in SLE also conducted by Merck KGaA, Darmstadt, Germany, despite missing its primary endpoint of improved SLE responder index 4 (SRI-4) at week 24, in the broader SLE study population, atacicept achieved positive clinical data on multiple measures within the prespecified HDA patient segment, including reduction of renal flares, which we believe supports atacicept’s applicability in LN. Because both preclinical and clinical evidence suggests atacicept’s dual inhibition of BAFF and APRIL may provide improved clinical outcomes, measured by endpoints designed to assess efficacy, compared to inhibiting either signal alone, we believe there is a strong rationale to conduct a clinical trial of atacicept in LN.

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

Diagnosed SLE patients are routinely monitored by rheumatologists, who will refer to nephrologists upon suspicion of renal manifestations. In the United States and Europe, LN patients without a prior SLE diagnosis will typically first present to a primary care physician (U.S.) or internist (EU) with hematuria or proteinuria before ultimate referral to a nephrologist. For confirmatory diagnosis, nephrologists perform renal biopsy—of which the results are analyzed to determine histologic class and relevant treatment course.

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

As shown in Figure 11 below, LN typically develops early in the disease course, though the rate of SLE patients who develop LN increases over time.

Figure 11: LN progression

LN market opportunity

According to the Centers for Disease Control and Prevention, there are approximately 322,000 people living with SLE in the United States.

Approximately half of individuals living with SLE develop LN within 15 years of their initial diagnosis, as shown in Figure 11 above.

We estimate that there will be approximately 120,000 LN patients in the United States, 70,000 in Europe, and 21,000 in Japan, at estimated peak year of sales. In the United States, higher prevalence rates occur in the heterogeneous population, as both SLE and LN occur more frequently among non-White patients—with the highest frequency of LN occurring in Black and Hispanic populations after adjustment for socioeconomic factors. In all three geographies, women account for the majority of LN cases.

Based on primary market research with physicians and payors and extensive secondary research, we estimate the market for novel LN therapeutics annually to be approximately $2.0 to $5.0 billion, $600 million and $200 million in United States, Europe and Japan, respectively.

Current standard of care for LN patients

Current LN treatment is largely cyclical, with induction versus maintenance therapy dictated by the severity of disease and frequency of flares. Treatment is driven by histologic class and can be influenced by the treatments that the patient has been on since SLE diagnosis. Class I and II LN do not generally need LN-specific treatment. Within Class III–V, patients tend to receive induction therapy for approximately one year to achieve complete or partial remission. Induction therapy for Class III–IV patients include several immunosuppressive agents, such as MMF ± CS or cyclophosphamide (CYC) ± CS in the first line of treatment, switching to either CYC or MMF in the second line, whichever was not administered first line. Third line induction therapy has generally consisted of rituximab for Class III–V patients. For induction therapy of Class V LN patients, patients typically receive MMF ± steroids in the first line, a calcineurin inhibitor in the second line, and rituximab for third line. Maintenance therapy, which typically consists of MMF, azathioprine (AZA), or hydroxychloroquine (HCQ), is typically prescribed to well controlled patients after any line of induction to reduce flares. Immunosuppressive therapy is unlikely to be beneficial for Class VI, or advanced sclerosing LN.

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

Recently approved and emerging therapies in development

Until relatively recently, there were no approved therapies for the treatment of LN. In December 2020, the FDA approved Benlysta (belimumab), an anti-BAFF antibody, for treatment of adult patients with active LN who are receiving standard therapy. In January 2021, the FDA approved Lupkynis (voclosporin), a calcineurin inhibitor, to be used in combination with a background immunosuppressive therapy regimen for adult patients with active LN. Clinical guidelines on how these two medicines may be incorporated into standard of care remain to be updated. In addition to Benlysta (belimumab) and Lupkynis (voclosporin), there are several other cytokine inhibitors and complement inhibitors in development for LN.

B cell Modulators. Benlysta (belimumab) is an anti-BAFF antibody, belonging to the class of B cell modulators. Within the B cell modulator class, there is a desire for different mechanisms to target the complex pathophysiology of LN. The results shared to date for these agents reveal statistically significant efficacy, but complete response rates are only achieved in fewer than 50% of the patients studied. Other B cell modulatory approaches under late-stage investigation include blocking the BAFF receptor and binding CD20.

Calcineurin Inhibition. Lupkynis (voclosporin) is a calcineurin inhibitor, a mechanism which has been commonly used in generic form as induction therapy for Class V patients. Calcineurin inhibition has been shown to reduce cytokine activation of T-cells and protect against proteinuria, however it may pose serious infection risks and nephrotoxicity is a known class effect.

Cytokine Inhibitors. The other cytokine inhibitors under investigation offer blockade of key pro-inflammatory cytokines (Type 1 IFNs, IL17A, IL23) involved in the pathogenesis of LN.

Complement Pathway Inhibitors. Complement pathway inhibitors are also early in their development, but unlikely to be disease-modifying, since complement activation is one result of the inflammation caused by immune-complex deposition in the kidneys, downstream of key steps in disease pathophysiology.

Our solution: Atacicept

Targeting both BAFF and APRIL is key to reduce autoantibodies produced by B cells and plasma cells in LN. Autoantibodies play a large role in the pathogenesis of LN. Autoantibodies target tissue or form immune complexes, leading to tissue and organ damage. Both short-lived and long-lived plasma cells are responsible for generating high levels of autoantibodies in LN.

Short-lived plasma blasts are the main B cell effector subset dependent on activation of various B cell receptors such as TACI, B cell maturation agent (BCMA) and BAFF. Therefore, B cell blocking agents such as Rituxan (rituximab; anti-CD20) and Benlysta (belimumab; anti-BAFF) can reduce short-lived plasma cells and the resulting autoantibody production.

Long-lived plasma cells are in bone marrow and inflammatory tissue niches, and form antibodies in the absence of B cell activation. Inflammatory tissue has high levels of BAFF and APRIL, which serve to maintain long-lived plasma cells. Inhibiting APRIL blocks long-lived nonproliferating plasma cell activities to further reduce autoantibody formations in LN.

Atacicept contains the soluble TACI receptor that binds to the cytokines BAFF and APRIL and prevents their interaction with TACI, BCMA and BAFF receptors (BAFF-R is also known as B cell activating factor receptor or BAFF-R). Atacicept thus inhibits survival of immature and mature B cells and antibody-producing plasma cells and prevents immunoglobulin class switching. In contrast to a range of available biologics directed at B cells only, we believe atacicept has a prompt and marked effect on antibody production by inhibiting both short-lived and long-lived plasma cells.

Preclinical evidence indicates that dual inhibition of BAFF and APRIL is superior to either BAFF or APRIL alone. Animal models of kidney disease have confirmed that atacicept reduces plasma cell numbers and reduces autoantibodies more effectively than BAFF and APRIL antibodies given individually. In a mouse model of collagen-induced arthritis, soluble atacicept inhibited development of collagen-specific antibodies and reduced the incidence of the disease better than BAFF agents alone. In a mouse model of SLE, soluble atacicept decreased the number of B cells, increased survival time and reduced severity of disease symptoms. Furthermore, in a mouse model of SLE, atacicept administered after onset of autoimmunity decreased the number of bone marrow plasma cells and slowed down further formation of autoantibodies. Atacicept prevented renal damage during a 12-week treatment period regardless of autoantibody levels, while the BAFF-only inhibitor did not. Atacicept also decreased established plasma cells in an immunization model better than single inhibitors of BAFF or APRIL.

In patients with active SLE, targeting BAFF and APRIL with atacicept appears to have improved clinical outcomes, measured by endpoints designed to assess efficacy, compared to BAFF alone (Benlysta (belimumab)). While atacicept and Benlysta (belimumab) have not been studied head-to-head in clinical trials, each has been studied in similar populations of patients with SLE, and results of a Phase 2 clinical trial of 150 mg of atacicept compared favorably to published reports on changes in SLE responder index (SRI-4) of belimumab. In a Phase 2 clinical trial of atacicept, the magnitude of efficacy as measured by the difference between treatment and placebo in SRI-4 at 24 weeks was approximately 39% (25% placebo, 64% atacicept 75 mg, 65% atacicept 150 mg, both p=0.005). For Benlysta (belimumab), in a Phase 3 clinical trial of SLE patients, a published analysis of participants with HDA and serologically active disease, clinical efficacy for Benlysta (belimumab) 10 mg/kg showed a difference between treatment and placebo in SRI-4 at 24 weeks of approximately 12%.

Figure 12: Evidence for atacicept performance in SLE

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

Prior clinical development of atacicept in LN

Merck KGaA, Darmstadt, Germany conducted a randomized, double-blind, placebo-controlled Phase 2/3 clinical trial of atacicept in LN, the APRIL-LN trial, aimed to evaluate the efficacy and safety of atacicept in patients with active LN. As per trial protocol, participants initiated high-dose CS (the lesser of 0.8 mg/kg/day or 60 mg/day prednisone) and MMF (1 g daily, increased by 1 g/day each week to 3 g daily) at the time of screening (day -14). From day 1, atacicept (150 mg, subcutaneously, twice weekly for four weeks, then weekly) was initiated with MMF along with a tapered dose of CS.

Four of the six enrolled LN patients developed decreases in serum IgG levels following the initiation of MMF and CS in the setting of significant proteinuria, which are contributing factors of hypogammaglobulinemia. After initiation of atacicept, serum IgG levels further declined; two participants developed severe hypogammaglobulinemia, defined as IgG <3 g/L, and pneumonia. These two participants recovered after treatment discontinuation and received antibiotics therapy. This trial was terminated. Based on the detailed assessment of results from this trial, plans to develop atacicept for the treatment of LN will explore alternatives to the induction regimen studied previously, including not dosing atacicept 150 mg twice weekly; clearly defining the dosing regimen for CS and MMF; and closely monitoring immunoglobulin levels during induction therapy.

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

Phase 2 clinical trial in patients with SLE for 24 weeks

ADDRESS II, a Phase 2b SLE trial of 306 participants, evaluated the efficacy and safety of atacicept at two subcutaneous doses (150 mg and 75 mg) versus placebo over the course of 24 weeks, with an LTE arm continuing an additional 96 weeks.

Atacicept demonstrated consistent reductions in IgG, IgA, and IgM serum levels, and reductions in anti-dsDNA antibodies, as well as improvements in serum C3 and C4 levels, as shown in Figure 13 below.

Figure 13: Atacicept impact on key biomarkers in the phase 2 ADDRESS II trial

Though atacicept missed its primary endpoint of SRI-6 reduction versus placebo in all comers, in a prespecified analysis of HDA patients, which comprised approximately half of those enrolled, atacicept 150 mg showed improved clinical outcomes, measured by multiple endpoints designed to assess efficacy, including a 26% improvement (p=0.005) in SRI-6 versus placebo, flare risk reduction, and serologic marker normalization. SRI-6 response is defined as ≥6-point reduction in the SELENA-SLEDAI score, no new BILAG A organ domain score or two new BILAG B organ domain scores, and no worsening (<0.30-point increase) in Physician’s Global Assessment score. Also, among this HDA patient segment, significantly more participants on the atacicept 150 mg arm reached LDA, as measured by SLEDAI-2K ≤2, as shown in Figure 14 below.

Figure 14: SRI-6 response and LDA attainment among HDA patients in the phase 2 ADDRESS II trial

Furthermore, Figure 15 below demonstrates the durable clinical outcomes observed in the HDA segment: more participants reached LDA by multiple measures at both week 24 and week 48. Significantly more participants treated with atacicept 150 mg once weekly versus placebo demonstrated clinical improvement (as shown by SRI-6), achieved LDA, and remission.

Figure 15: Durable clinical outcomes observed in HDA patients in the phase 2 ADDRESS II trial

Week 24
Placebo
Atacicept 75 mg
Atacicept 150 mg
% Patients
0
20
40
60
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

We believe that the clinical outcomes, measured by multiple endpoints designed to assess efficacy within the HDA segment of the SLE population in the ADDRESS II trial—and a favorable tolerability profile observed in ADDRESS II, as well as the integrated safety analysis in over 1,500 participants—provide the foundation of our rationale for developing atacicept further in LN, a severe renal manifestation of SLE.

Phase 3 clinical trial design

Our currently designed Phase 3, randomized, parallel-group, double-blind, placebo-controlled, multicenter, multinational study will evaluate the efficacy and safety of atacicept vs placebo in patients with LN. The clinical trial consists of a 104-week double blind treatment period, followed by a 52-week open label treatment period and a 26-week safety follow-up period. The trial, as shown in Figure 16 below, will assess atacicept 150 mg once weekly subcutaneous injections versus placebo. The primary endpoint is complete renal response at 52 weeks.

Figure 16: Phase 3 clinical trial design

MAU868 in reactivated BK infection among kidney transplant recipients

We have exclusive worldwide rights, pursuant to the Novartis license, to MAU868, which is a potential treatment for reactivated BK infection in kidney transplant recipients. While up to 90% of healthy adults have been infected with BKV at some point in their lives, it remains latent in everyone except severely immunocompromised populations such as kidney transplant recipients. There are approximately 80,000 kidney transplants annually worldwide, with approximately 20,000 in the United States. Approximately 225,000 kidney allograft recipients are living in the United States. Waitlists to receive kidneys are long: approximately 3–5 years and 75,000 people long in the United States. Up to 12% of transplants per year are re-transplants, which further limits organ availability for new patients. BKV is a polyoma virus that is tropic to the kidney and bladder tissue and can reactivate with the immunosuppression required for kidney transplant. This reactivation can cause BKVN, a condition in which BK infection, typically first identified as BK viremia, triggers inflammation, which then progresses to renal fibrosis and tubular injury; as shown in Figure 17, BKVN is a leading cause of allograft loss, a devastating outcome for kidney transplant recipients.

Figure 17: Graft survival (%) in kidney transplant patients is worse with BKVN

100
80
60
40
20
0
47%
80%
Patients with BKVN
Patients without BKVN

Currently, there are no approved treatment options for BK viremia or BKVN. We shared full Cohort 1 and Cohort 2 results in 2022 from the Phase 2 trial conducted by Amplyx. Following feedback from the FDA on the Phase 2 clinical trial, we are evaluating strategies for continued clinical development, including a potential next clinical trial. We believe that MAU868 has the potential to become standard of care for the treatment of BK viremia in order to prevent devastating consequences such as BKVN.

Pathophysiology of BK virus in kidney transplant

BKV has a worldwide seroprevalence of up to 90%. Primary BK infection is typically acquired during childhood, after which the virus establishes lifelong infection in the kidney and bladder tissue. Most people do not experience any known adverse effects from either primary or persistent infection. Control of infection is dependent on CD4+ and CD8+ T cell immunity, which can be displaced by immunosuppressants. In the setting of kidney transplant and related immunosuppression, latent virus can be reactivated or new virus can be transmitted via the donor kidney. BKV reactivation is marked first by viruria—or detection of virus in the urine, and then viremia—detection of viral DNA in the blood, and most commonly occurs within the first year of transplant.

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

Emerging therapies in development

Despite the high level of unmet need in treating BK viremia and preventing devastating consequences, there is limited development in the space. Allovir’s posoleucel (formerly known as ALVR-105 and Viralym-M), a multi-virus specific T-cell therapy, has paused in its development following a Phase 2 clinical trial. While this approach may have the potential to treat BKV and other opportunistic infections, logistics and distribution are likely to render this approach less feasible than a monoclonal antibody, for instance. Therefore, posoleucel may be reserved for second line of therapy and/or treatment of presumptive BKVN rather than BK viremia. Memo Therapeutics is also developing a BKV neutralizing monoclonal antibody, though limited supporting data is available.

Our solution: MAU868 / scientific rationale

MAU868 is a human monoclonal antibody (IgG1/l isotype subclass) directed against the major viral capsid protein of BKV, VP1, which is essential for binding to and infection of new cells, as shown in Figure 18. MAU868 neutralizes all four serotypes of BKV at sub-nanomolar concentrations and has a high barrier to resistance in vitro (resistant isolates of BKV were not selected in vitro at any of the concentrations of MAU868 investigated). MAU868 is being developed for the treatment of BKV disease in kidney transplant recipients (BKV nephropathy) and being considered for hematopoietic stem cell transplant (HSCT) recipients (BKV-associated hemorrhagic cystitis). MAU868 also has neutralizing activity in vitro against the closely related JC virus, the cause of progressive multifocal leukoencephalopathy.

Figure 18: MAU868 blocks BK virion binding

MAU868
Endocytosis
Cell Lysis &
Virion Release
Nuclear
Transport
DNA Replication
Nuclear Import &
Virion Assembly
Early Gene
Transcription
Late Gene
Transcription
Capsid
Proteins
Agno
VP3
VP2
VP1
Smt-Ag
LT-Ag
Nuclear
Import

Clinical development of MAU868

Phase 1

A first-in-human, randomized, blinded, placebo-controlled, single ascending dose study to assess the safety, tolerability, and pharmacokinetics of MAU868 following IV or SC administration to healthy adult subjects was performed. Administration of up to 100 mg/kg MAU868 IV and 3 mg/kg MAU868 SC were well tolerated. No deaths or serious adverse events were reported, and there were no adverse events that led to the discontinuation of the drug or the study.

Phase 2

We completed a Phase 2 randomized, double-blind, placebo-controlled clinical trial designed to assess the safety, tolerability, and efficacy of MAU868 for the treatment of allograft-threatening BKV infection in kidney (or kidney-pancreas) transplant recipients in 2022. Two sequential cohorts enrolled a total of 28 participants with BK viremia. As shown in Figure 19, each cohort was designed to randomize approximately 12 participants (8 to MAU868 and 4 to placebo), for which Cohort 1 (1350 mg IV approximately every 28 days for a total of 4 doses) and Cohort 2 (6750 mg IV on Day 1, 1350 mg IV every 28 days for 3 additional doses) have completed dosing.

The primary objective of the clinical trial was to assess the safety and tolerability of MAU868, with secondary objectives to assess the impact of MAU868 on BKV related outcomes. MAU868 has been shown in an interim analysis of week 12 data from Cohorts 1 and 2 to be well-tolerated and showed a greater proportion of participants with decrease in BK plasma viral load versus placebo.

At ASN 2022, final results from the Phase 2 clinical trial of MAU868 versus placebo showed that MAU868 was well tolerated and demonstrated clinically meaningful reductions in BK antiviral activity through 36 weeks in kidney transplant patients with BK viremia.

Figure 19: MAU868 phase 2 clinical trial design

Future clinical trials

Following feedback from the FDA on the Phase 2 clinical trial, we are evaluating strategies for continued development, including a potential next clinical trial.

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

As of December 31, 2023, we have licensed, including pursuant to sublicenses, from Ares, an affiliate of Merck KGaA, Darmstadt, Germany, a patent portfolio related to atacicept that contains approximately six issued U.S. patents, as well as certain foreign counterparts of a subset of these patents in foreign countries, including Australia, Brazil, Canada, China, Hong Kong, Israel, India, Japan, Mexico, Singapore, South Korea, South Africa, and countries within the European Patent Convention and the Eurasian Patent Organization. The issued patents include claims covering methods of purifying atacicept, formulations and various methods of treatment, and are expected to expire between 2027 and 2029, without considering any patent term extension.

There is also a pending U.S. application as well as certain foreign counterparts directed to treatment of IgAN and proteinuria. The 20-year expiration date for patents that issue in this family is expected to be in 2041.

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

As of December 31, 2023, our patent portfolio licensed from Novartis and covering MAU868 includes three issued U.S. patents with claims covering the composition of matter of MAU868, and methods of neutralizing BKV or JC virus as well as methods of treating or reducing the likelihood of BKV or JC virus associated disorders. Corresponding foreign counterparts are granted in countries within the European Patent Convention, Australia, China, Japan, India, Israel, Mexico, Macau and Taiwan, and pending in Canada. The 20-year expiration date for patents in this family is in 2036.

In addition, an application co-owned with and licensed from Novartis that is directed to dosing regimens for MAU868 is pending as a U.S. application as well as certain foreign counterparts. The 20-year expiration date for patents in this family is in 2041.

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

Atacicept is a fully humanized fusion protein that impacts the B cell pathway, which has well characterized implications in immunologic diseases. The human IgG1-Fc was modified to reduce the Fc binding to the C1q component of complement and the interaction with Fc receptors.

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

Commercialization plans

Atacicept

We estimate the market opportunity for novel therapeutics in IgAN to be approximately 157,000 patients in the United States, 136,000 patients in Europe and 130,000 in Japan, at estimated peak year of sales, based on our assumptions, secondary research, and primary market research with physicians and payors. In order to capitalize on this opportunity, we plan to build a specialty commercial infrastructure focused on IgAN, engaging treating physicians, including nephrologists, educating and engaging patients, and ensuring market access for patients.

For novel therapeutics in LN, we estimate the market opportunity will be approximately 120,000 LN patients in the United States, 70,000 in Europe, and 21,000 in Japan, at estimated peak year of sales. If we receive regulatory approval for atacicept in both IgAN and LN, we plan to assess call point overlap for the two indications and selectively build out our future commercial infrastructure to address any gaps to optimize our coverage of LN treating physicians. We also plan to build out LN-specific patient and market access programs, leveraging synergies where possible.

Through the Ares Agreement, we were granted worldwide rights to the development and commercialization of atacicept in all indications. We intend to commercialize atacicept ourselves in the United States and other key markets, if approved. Within certain ex-U.S. markets, we may consider strategic collaborations to facilitate commercialization.

MAU868

We plan to develop MAU868 for the treatment of BK viremia in kidney transplant as an initial indication, which we believe has strong potential commercial synergies with our plans for atacicept. We believe that the prescribing physicians for MAU868 in renal transplant, if approved, will be a subset of the IgAN treating physicians, and plan to conduct an assessment of call point overlap. The launch of this indication, if prior to the atacicept launch, would require a smaller specialty commercial infrastructure build focused on educating and engaging treating physicians, including transplant nephrologists, partnering with kidney transplant organizations, and ensuring market access for patients. If prior to the atacicept launch, we would plan to leverage this infrastructure for eventual atacicept sales and marketing activities.

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

Atacicept in IgAN

Despite a high level of morbidity for IgAN, the current standard of care consists of off-label use of RAAS inhibitors, including ACE inhibitors and ARBs, and potentially steroids. Atacicept, if and when approved and successfully commercialized, may compete with these existing approaches and with any new therapies that may become available in the future. SGLT2 inhibitors, including AstraZeneca plc’s (AstraZeneca) Farxiga, which is approved for chronic kidney disease, are becoming the standard-of-care in some geographies including the United States. Among emerging therapies, we consider our most direct competitors with respect to atacicept in IgAN to be approved products: the reformulated steroid from Calliditas Therapeutics AB, and endothelin and angiotensin II receptor antagonist from Travere Therapeutics, Inc.; programs in Phase 3 clinical development: Otsuka Pharmaceutical Co., Ltd., Novartis, Alnylam Pharmaceuticals Inc., and Roche/Ionis; and the following companies with programs in Phase 2 of clinical development: Reata Pharmaceuticals, Inc., , AstraZeneca, HI-Bio, Inc., Eladon Pharmaceuticals, and DiaMedica Therapeutics, Inc.

Atacicept in LN

In LN, prior to December 2020, there had been no approved therapies, and the standard-of-care has consisted of a number of non-specific therapies, including MMF, steroids, CYC, rituximab, calcineurin inhibitors, AZA, and HCQ, dependent on class of disease and whether a patient was cycling through the induction or maintenance phase of therapy. Paradigms are evolving with the FDA approvals of GlaxoSmithKline plc’s Benlysta (belimumab) and Aurinia Pharmaceuticals Inc.’s Lupkynis (voclosporin), both of which we consider to be direct competitors. Our competitors include: Roche Holding AG, Novartis Pharmaceuticals Corporation, and AstraZeneca, each of which have programs in Phase 3 clinical development; and BeiGene Ltd., Janssen Pharmaceuticals, Inc., AstraZeneca, Alexion Pharmaceuticals Inc. (Alexion), Omeros Corporation, Kezar Life Science Inc., Bristol Myers Squibb, Boehringer, Amgen Inc., and Novartis Pharmaceuticals Corporation, each of which have programs in Phase 2 clinical development.

MAU868

There are currently no anti-BKV therapies approved, either in the kidney transplant or HSCT setting. The standard of care in both settings is to reduce immunosuppression as a first line, and potentially to offer IVIG in kidney transplant recipients or antivirals with limited clinical evidence, including leflunomide and cidofovir, in either setting. There are few industry-sponsored programs in development for these indications; we consider our most direct competitors to be Allovir’s multi-virus specific T-cell therapy, posoleucel, which is currently paused after a Phase 2 clinical trial for BK viremia in kidney transplant recipients, and Memo Therapeutics AG’s AntiBKV, a neutralizing monoclonal antibody in a Phase 2/3 clinical trial.

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

In some cases, FDA may require, or firms may voluntarily pursue, post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up.

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

FDA is divided into various branches, or Centers, by product type. Different Centers typically review drug, biologic, or device applications. In order to review an application for a combination product, FDA must decide which Center should be responsible for the review. FDA regulations require that FDA determine the combination product’s primary mode of action (PMOA), which is the single mode of a combination product that provides the most important therapeutic action of the combination product. The Center that regulates that portion of the product that generates the PMOA becomes the lead evaluator. If there are two independent modes of action, neither of which is subordinate to the other, FDA makes a determination as to which Center to assign the product based on consistency with other combination products raising similar types of safety and effectiveness questions or to the Center with the most expertise in evaluating the most significant safety and effectiveness questions raised by the combination product. When evaluating an application, a lead Center may consult other Centers but still retain complete reviewing authority, or it may collaborate with another Center, by which the Center assigns review of a specific section of the application to another Center, delegating its review authority for that section. Typically, FDA requires a single marketing application submitted to the Center selected to be the lead evaluator, although the agency has the discretion to require separate applications to more than one Center. We believe that our prefilled autoinjector would have a biologic PMOA.

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

Post-approval requirements

Once a BLA is approved, a product will be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of biologics, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the Internet. Biologics may be marketed only for the approved indications and in a manner consistent with the provisions of the approved labeling. Although physicians may prescribe products for off-label uses as the FDA and other regulatory authorities do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. Companies may only share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling.

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
•
submission of a single clinical trial application (CTA) through the Clinical Trials Information System (CTIS) to the relevant national authorities of EU Member States in which a clinical trial is planned to be conducted, which must be approved by such national authorities and the subject of a positive opinion from at least one independent ethics committee before the trial may begin in each country where the clinical trial is planned;
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
•
satisfactory completion of an inspection by the relevant competent national authorities of EU Member States of the manufacturing facility or facilities, including those of third parties, at which the product is produced to assess compliance with strictly enforced cGMP;
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

Clinical trials

In the European Economic Area (EEA), comprising the European Union Member States plus Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after a related marketing authorization (MA), has been granted. To obtain an MA for a product in the EEA, an applicant must submit a MAA under one of four procedures: the centralized authorization procedure, administer by the EMA, or one of the procedures administered by the competent authorities of EEA countries, the mutual recognition procedure, the decentralized procedure or a national procedure. Since our products by their virtue of being antibody-based biologics fall under the centralized procedure, only this procedure will be described here.

The centralized procedure provides for the grant of a single MA by the European Commission that is valid throughout the EEA. Pursuant to Regulation (EC) No 726/2004, certain drugs, including medicinal products developed by means of biotechnological processes, must be approved via the centralized authorization procedure for marketing authorization. The centralized procedure is also mandatory for orphan medicinal products, advanced-therapy medicinal products (i.e., gene-therapy, somatic cell therapy or tissue-engineered medicines) and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EEA, and indicated for the treatment of other diseases, or for products that are highly innovative or for which a centralized process is in the interest of patients, authorization through the centralized procedure is optional on related approval

Under the centralized authorization procedure, the Committee for Medicinal Products for Human Use (CHMP) serves as the scientific committee that renders opinions about the safety, efficacy and quality of human medicinal products on behalf of the EMA. The CHMP is composed of experts nominated by each member state’s national drug authority, with one of them appointed to act as Rapporteur for the co-ordination of the evaluation with the possible assistance of a further member of the CHMP acting as a Co-Rapporteur. The CHMP is required to issue an opinion within 210 days of receipt of a valid application, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP Once the procedure is completed, a European Public Assessment Report is produced. If the CHMP concludes that the quality, safety and efficacy of the medicinal product is sufficiently proven, it adopts a positive opinion. The CHMP’s opinion is sent to the European Commission, which uses the opinion as the basis for its decision whether or not to grant a marketing authorization. The European Commission’s decision is issued within 67 days of receipt of the CHMP’s opinion. If the opinion is negative, information is given as to the grounds on which this conclusion was reached. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization.

Review and approval

Authorization to market a product in the EEA, comprising the European Union Member States plus Norway, Iceland and Liechtenstein, proceeds under one of four procedures: a centralized authorization procedure, a mutual recognition procedure, a decentralized procedure or a national procedure. Since our products by their virtue of being antibody-based biologics fall under the centralized procedure, only this procedure will be described here.

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

Alternative approvals, accelerated assessment and PRIME

In the EU, in accordance with Article 14(7) of Regulation (EC) 726/2004, a “conditional” marketing authorization may be granted in cases where all the required safety and efficacy data are not yet available. The European Commission may grant a conditional marketing authorization for a medicinal product if it is demonstrated that all of the following criteria are met: (i) the benefit-risk balance of the medicinal product is positive; (ii) it is likely that the applicant will be able to provide comprehensive data post-authorization; (iii) the medicinal product fulfils an unmet medical need; and (iv) the benefit of the immediate availability to patients of the medicinal product is greater than the risk inherent in the fact that additional data are still required. The conditional marketing authorization is subject to conditions to be fulfilled for generating the missing data or ensuring increased safety measures. It is valid for one year and must be renewed annually until all related conditions have been fulfilled. Once any pending studies are provided, the conditional marketing authorization can be converted into a traditional marketing authorization. However, if the conditions are not fulfilled within the timeframe set by the EMA and approved by the European Commission, the marketing authorization will cease to be renewed.

A marketing authorization may also be granted “under exceptional circumstances” where the applicant can show that it is unable to provide comprehensive data on efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. These circumstances may arise in particular when the intended indications are very rare and, in the state of scientific knowledge at that time, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. Like a conditional marketing authorization, a marketing authorization granted in exceptional circumstances is reserved to medicinal products intended to be authorized for treatment of rare diseases or unmet medical needs for which the applicant does not hold a complete data set that is required for the grant of a standard marketing authorization. However, unlike the conditional marketing authorization, an applicant for authorization in exceptional circumstances is not subsequently required to provide the missing data. Although the marketing authorization “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually, and the marketing authorization will be withdrawn if the risk-benefit ratio is no longer favorable.

Accelerated assessment may be granted by the CHMP in exceptional cases, when an application is submitted for a marketing authorization in respect of a drug for human use targeting an unmet medical need which is expected to be of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. In these circumstances, the applicant may request an accelerated assessment procedure pursuant to Article 14(9) of Regulation (EC) 726/2004, which must be substantiated. If the CHMP accepts the request for accelerated assessment, the time limit of 210 days for the CHMP’s opinion is reduced to 150 days excluding clock stops. The CHMP may, however, revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment. We believe that some of the disease indications in which our product candidates are currently being or may be developed in the future may qualify for this provision, in which case, we intend to submit related applications for accelerated assessment as appropriate.

Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the Priority Medicines scheme (PRIME), which provides incentives similar to the breakthrough therapy designation in the U.S. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicinal products that target unmet medical needs. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicinal product will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and potentially accelerated MAA assessment once a dossier has been submitted.

Validity of marketing authorizations

A marketing authorization is initially valid for five years and may then be renewed on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the national competent authority of the authorizing Member State (where the centralized procedure is not used). To this end, the marketing authorization holder shall provide the EMA or the competent authority with a consolidated version of the Common Technical Document providing up-to-date data in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least nine months before expiry of the initial five year period. Once renewed, the marketing authorization shall be valid for an unlimited period, unless the European Commission or the relevant national competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal. Once subsequently definitively renewed, the MA shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the drug on the EEA market (if the centralized procedure is used) or on the market of the authorizing Member State (if the centralized procedure is not used) within three years after authorization shall cease to be valid (the so-called sunset clause).

Pediatric development

In the EU, Regulation (EC) No 1901/2006 provides that all MAAs for new medicinal products have to include the results of trials conducted in the pediatric population, in compliance with a pediatric investigation plan (PIP), agreed with the EMA’s Pediatric Committee (PDCO). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the medicinal product for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures provided in the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the marketing authorization is obtained in all EU Member States and study results are included in the product information, even when negative, the product is eligible for a six-month extension to the Supplementary Protection Certificate (SPC), if any is in effect at the time of authorization or, in the case of orphan medicinal products, a two-year extension of orphan market exclusivity.

Manufacturing regulation in the EU

In addition to a marketing authorization, various other requirements apply to the manufacturing and placing on the EU market of medicinal products. The manufacturing of medicinal products in the EU requires a manufacturing authorization and import of medicinal products into the EU requires a manufacturing authorization allowing for import. The manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, regulations and guidance, including EU cGMP standards. Similarly, the distribution of medicinal products within the EU is subject to compliance with the applicable EU laws, regulations and guidelines, including the requirement to hold appropriate authorizations for distribution granted by the competent authorities of EU Member States. Marketing authorization holders and/or manufacturing and import authorization, or marketing authorization holders and/or distribution authorization holders may be subject to civil, criminal or administrative sanctions, including suspension of manufacturing authorization, in case of non-compliance with the EU or EU Member States’ requirements applicable to the manufacturing of medicinal products.

Data and market exclusivity

The EU provides opportunities for data and market exclusivity related to marketing authorizations. Upon receiving a marketing authorization, innovative medicinal products are generally entitled to receive eight years of data exclusivity and 10 years of market exclusivity. Data exclusivity, if granted, prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic application or biosimilar application for eight years from the date of authorization of the innovative product, after which a generic or biosimilar MAA can be submitted, and the innovator’s data may be referenced. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial marketing authorization of the reference product in the EU. The overall ten-year period may, occasionally, be extended for a further year to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical/biological entity, and products may not qualify for data exclusivity.

In the EU, there is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product. For such products, the results of appropriate preclinical or clinical trials must be provided in support of an application for marketing authorization. Guidelines from the EMA detail the type of quantity of supplementary data to be provided for different types of biological product.

Orphan drug designation

Regulation (EC) 141/2000, as implemented by Regulation (EC) 847/2000 states that a drug can be designated as an orphan drug if its sponsor can establish (i) that it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (ii) either such condition affects not more than five in 10,000 persons in the European Union when the application is made, or, without incentives, it is unlikely that the marketing of the drug in the European Union would generate sufficient return to justify the necessary investment in its development; and (iii) that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the European Union or, if such method exists, the drug will be of significant benefit to those affected by that condition.

Regulation (EC) 847/2000 sets out provisions for the implementation of the criteria for the designation of orphan drugs. An application for designation as an orphan product can be made any time prior to the submission of an MAA. A marketing authorization for an orphan medicinal product may only include indications designated as orphan. For non-orphan indications treated with the same active pharmaceutical ingredient, a separate marketing authorization has to be sought. Orphan medicinal product designation entitles an applicant to incentives such fee reductions or fee waivers, protocol assistance, and access to the centralized marketing authorization procedure.. Marketing authorization for an orphan drug leads to a 10-year period of market exclusivity for the approved therapeutic indication, which means that the EMA cannot accept another marketing authorization application or accept an application to extend for a similar product and the European Commission cannot grant a marketing authorization for the same indication for a period of ten years. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan medicinal product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. This period may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan drug designation, for example because the product is sufficiently profitable not to justify continued market exclusivity. In addition, a marketing authorization may be granted to a similar medicinal product with the same orphan indication during the 10 year period of market exclusivity on an individual basis in very select cases, such as with consent from the marketing authorization holder, if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities of the authorized product or if the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior to the original orphan medicinal product. A company may voluntarily remove a product from the register of orphan products.

Post-authorization requirements

Where an MA is granted in relation to a medicinal product in the EU, the holder of the MA is required to comply with a range of regulatory requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the individual EU Member States. The holder of an MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports (PSURs).

All new MAAs must include a risk management plan (RMP) describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk- minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.

In the EU, the advertising and promotion of medicinal products are subject to both EU and EU Member States’ laws governing promotion of medicinal products, interactions with physicians and other healthcare professionals, misleading and comparative advertising and unfair commercial practices. General requirements for advertising and promotion of medicinal products, such as direct-to-consumer advertising of prescription medicinal products are established in EU law. However, the details are governed by regulations in individual EU Member States and can differ from one country to another. For example, applicable laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics (SmPC), which may require approval by the competent national authorities in connection with an MA. The SmPC is the document that provides information to physicians concerning the safe and effective use of the product. Promotional activity that does not comply with the SmPC is considered off-label and is prohibited in the EU.

Combination products

The EU regulates medical devices and medicinal products separately, and through different legislative instruments. Products that are a combination of a medicinal product and a medical device may be regulated as either a medicinal product, a medical device or, subject to certain requirements, on the basis of both sets of rules. The applicable requirements governing placing a drug-device combination on the EU market will vary depending on the type of drug-device combination product and on which of the components of the combination has the primary mode of action. Drug-device combination products that form a single integral product that is not reusable and for which the action of the medicinal product is principal to that of the medical device are governed by the regulatory framework applicable to medicinal products. However, the General Safety and Performance Requirements (GSPRs) of Annex I to Regulation (EU) 2017/745 on Medical Devices (MDR) will be applicable to the safety and performance of the medical device part of the product in the context of its use with the medicinal product. Drug-device combination products that form a single integral product that is not reusable and for which the action of the medicinal products is ancillary to that of the medical device are governed by the regulatory framework applicable to medical devices in accordance with the MDR. Where a medical device incorporates a medicinal product as an integral part as a single use drug delivery system, which is intended exclusively for use in the given combination and which is not reusable, it is regulated as a medicinal product. In this case, the relevant GSPRs of the MDR will apply to the safety and performance of the device element. By contrast, drug-device combination products which do not form a single integral product will be regulated separately. This may include, for example a drug-device combination product where a medical device and a medicinal product are co-packaged and the medical device is intended solely to be used for the administration of the co-packaged medicinal product.

Brexit

The United Kingdom’s (UK) withdrawal from the EU on January 31, 2020, commonly referred to as Brexit, has changed the regulatory relationship between the UK and the EU. The MHRA is now the UK’s standalone regulator for medicinal products and medical devices. Great Britain (England, Scotland and Wales) is now a third country to the EU. Northern Ireland will, with regard to EU regulations, continue to follow the EU regulatory rules for now.

The UK regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which is derived from the Clinical Trials Directive (EU) 2001/20 (CTD), as implemented into UK national law through secondary legislation. On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials, and which aimed to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The UK Government published its response to the consultation on March 21, 2023 confirming that it would bring forward changes to the legislation. These resulting legislative amendments will determine how closely the UK regulations will align with the EU Clinical Trials Regulation (CTR). In October 2023, the MHRA announced a new Notification Scheme for clinical trials which enables a more streamlined and risk-proportionate approach to initial clinical trial applications for Phase 4 and low-risk Phase 3 clinical trial applications.

Marketing authorizations in the UK are governed by the Human Medicines Regulations (SI 2012/1916), as amended. Since January 1, 2021, an applicant for the EU centralized procedure marketing authorization can no longer be established in the UK. As a result, since this date, companies established in the UK cannot use the EU centralized procedure and instead must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain a marketing authorization to market products in the UK. All existing EU marketing authorizations for centrally authorized products were automatically converted or grandfathered into UK marketing authorization, effective in Great Britain only, free of charge on January 1,

2021, unless the marketing authorization holder opted-out of this possibility. Northern Ireland currently remains within the scope of EU authorizations in relation to centrally authorized medicinal products. Accordingly, until the Windsor Framework is implemented in Northern Ireland on January 1, 2025, products falling within the scope of the EU centralized procedure can only be authorized through UK national authorization procedures in Great Britain.

The MHRA has also introduced changes to national marketing authorization procedures. This includes introduction of procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment route, a rolling review procedure and the International Recognition Procedure. Since January 1, 2024, the MHRA may rely on the International Recognition Procedure (IRP) when reviewing certain types of marketing authorization applications. This procedure is available for applicants for marketing authorization who have already received an authorization for the same product from a reference regulator. These include the FDA, the EMA, and national competent authorities of individual EEA countries. A positive opinion from the EMA and CHMP, or a positive end of procedure outcome from the mutual recognition or decentralized procedures are considered to be authorizations for the purposes of the IRP.

There is no pre-marketing authorization orphan designation for medicinal products in the UK. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding marketing authorization application. The criteria are essentially the same as those in the EU, but have been tailored for the market. This includes the criterion that prevalence of the condition in Great Britain, rather than the EU, must not be more than five in 10,000. Upon the grant of a marketing authorization with orphan status, the medicinal product will benefit from up to 10 years of market exclusivity from similar products in the approved orphan indication. The start of this market exclusivity period will be set from the date of first approval of the product in Great Britain.

European and United Kingdom data collection and processing

The collection, receipt, storage, generation, transfer, access, protection, securing, disposal, transmittal, sharing, use, disclosure and other processing (commonly referred to as processing) of health-related and other personal data about clinical trials participants and other individuals in Europe is governed by the European Union’s General Data Protection Regulation (EU GDPR), and in the UK, is governed by the European Union (Withdrawal) Act 2018 and the UK Data Protection Act 2018 (UK GDPR). The EU GDPR and UK GDPR require companies to, among other things, give detailed disclosures about how they are processing personal data; ensure any consents relied on to process personal data (including special categories of personal data, such as health information) meet the strict EU GDPR requirements; contractually impose data protection measures on vendors entrusted with personal data; maintain adequate data security measures; notify regulators and affected individuals of certain data breaches; meet extensive privacy governance and documentation requirements; honor individuals’ data protection rights, including their rights to access, correct and delete their personal data; and refrain from transferring personal data from Europe or the UK to most other countries unless specific safeguards can be implemented. Companies that violate the EU GDPR or UK GDPR can face private litigation, prohibitions on data processing and heavy fines. Complying with the EU GDPR and UK GDPR may be costly and require us to limit our activities in Europe. If our efforts to comply are not successful, we may face litigation, reputational harm, significant penalties and other liabilities.

Marketing

Much like the Anti-Kickback Statute prohibition in the United States, as described below, the provision of benefits or advantages to physicians and other health care professionals to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the E.U. Interactions between pharmaceutical companies and health care professionals are governed by strict laws, such as national anti-bribery laws of European countries, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment. Infringement of related laws could result in substantial fines and imprisonment.

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
•
State and foreign laws that require pharmaceutical companies to implement compliance programs, comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the government, or to track and report gifts, compensation and other remuneration provided to physicians and other healthcare professionals; state and foreign laws that require the reporting of marketing expenditures or drug pricing, including information pertaining to and justifying price increases; state and local laws that require the registration of pharmaceutical sales representatives; state and foreign laws that prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals; state and foreign laws that require the posting of information relating to clinical trials and their outcomes; and other federal, state and foreign laws that govern the privacy and security of health information or personal data in certain circumstances, including state health information privacy and data breach notification laws which govern the processing of health-related and other personal data, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus requiring additional compliance efforts.

If our operations are found to be in violation of any of these laws or any other current or future healthcare laws that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, or comparable foreign programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could substantially disrupt our operations. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, if any of the physicians or other healthcare professionals or entities with whom we expect to do business is found not to be in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

For example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. The Affordable Care Act, among other things, increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs; required collection of rebates for drugs paid by Medicaid managed care organizations; required manufacturers to participate in a coverage gap discount program, under which they must agree to offer point-of-sale discounts (increased to 70 percent, effective as of January 1, 2019) off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs, implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected expanded the types of entities eligible for the 340B drug discount program; expanded eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

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

In addition, there have been and continue to be a number of initiatives at the United States federal and state levels that seek to reduce healthcare costs. In 2011, the U.S. Congress enacted the Budget Control Act, which included provisions intended to reduce the federal deficit. The Budget Control Act resulted in the imposition of 2% reductions in Medicare payments to providers beginning in 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect through 2032, absent additional congressional action. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. If government spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA, to continue to function at current levels, which may impact the ability of relevant agencies to timely review and approve research and development, manufacturing and marketing activities, which may delay our ability to develop, market and sell any product candidates we may develop. In addition, any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented, or any significant taxes or fees that may be imposed on us, as part of any broader deficit reduction effort or legislative replacement to the Budget Control Act, could have an adverse impact on our anticipated product revenues.

Furthermore, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several congressional inquiries and proposed legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient assistance programs and reform government program reimbursement methodologies for drug products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. It is difficult to predict the future legislative landscape in healthcare and the effect on our business, results of operations, financial condition and prospects. However, we expect that additional state and federal healthcare reform measures will be adopted in the future, particularly in light of the new presidential administration.

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

Reimbursement authorities in Europe may be more restrictive than payors in the United States. In Europe, pricing and reimbursement schemes vary widely from country to country. For example, some countries provide that products may be marketed only after an agreement on reimbursement price has been reached. Such pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a product. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. In addition, the European Union provides options for its Member States to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union Member States may approve a specific price for a product, may adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU Member States allow companies to fix their own prices for product but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. In addition, some EU Member States may require the completion of additional studies that compare the cost-effectiveness of a particular medicinal product candidate to currently available therapies.

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

Employees and human capital resources

As of December 31, 2023, we had a total of 51 full-time employees. We employ physicians, professionals in research and development, clinical, regulatory, manufacturing, marketing, finance and legal and other functions that are important to our business. We are not a party to any collective bargaining agreements. We use temporary workers such as consultants and advisors in certain instances when we think it is in the best interests of our business.

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

Company information

We were incorporated as a Delaware corporation in May 2016. Our principal executive offices are located at 8000 Marina Boulevard, Suite 120, Brisbane, California 94005.

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

Item 1A. Risk Factors.

An investment in shares of our Class A common stock (common stock) involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the risks described below could harm our business, financial condition, results of operations, growth prospects, and/or stock price or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Annual Report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business.

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

As of December 31, 2023, we had $160.7 million in cash, cash equivalents and marketable securities. In December 2021, the Company entered into a non-revolving loan and security agreement (the Loan Agreement) with borrowing capacity of up to $50.0 million. At the closing of the Loan Agreement in December 2021, $5.0 million was funded, and an additional $20.0 million was funded in November 2022. In December 2023, the Company borrowed the remaining $25.0 million from the Loan Agreement. As of December 31, 2023, the Company’s outstanding borrowing under the Loan Agreement was $50.0 million. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations and capital expenditure requirements for at least the next 12 months from the date of this Annual Report. Our estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic nature of our business and the macroeconomic and geopolitical environment generally. We anticipate that our expenses will increase substantially if, and as, we:

•
continue our ongoing and planned research and development of atacicept for the treatment of IgAN and LN;
•
initiate or continue nonclinical studies and clinical trials for atacicept, MAU868 and any additional product candidates that we may pursue in the future;
•
continue our research and development of MAU868 for the treatment of BK viremia in kidney transplant recipients and other indications;
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

In January 2023, we delayed enrollment in the pivotal Phase 3 trial for LN and commitment of resources to the MAU868 program.

We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. Adequate additional financing may not be available to us on acceptable terms, or at all. Adverse geopolitical and macroeconomic developments, such as the recent and potential future disruptions in access to bank deposits and lending commitments due to bank failures, ongoing military conflicts, related sanctions, actual and anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation, could affect our ability to access capital as and when needed. Our failure to raise capital as and when needed, or on acceptable terms, would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our research-stage programs, clinical trials or future commercialization efforts.

We have incurred net losses since inception, and we expect to continue to incur net losses for the foreseeable future. In addition, we may be unable to continue as a going concern over the long-term.

We have incurred net losses in each reporting period since the commencement of our operations and have not generated any revenue from product sales to date. We had net losses of $96.0 million and $89.1 million for the years ended December 31, 2023 and 2022, respectively. We had an accumulated deficit of $309.1 million as of December 31, 2023. Our losses have resulted principally from expenses incurred in research and development and from management and administrative costs and other expenses that we have incurred while building our business infrastructure, a significant portion of which were incurred resulting from our efforts to develop gamma-PNA chemistry and triplex gene editing for therapeutic use, which we discontinued in September 2020. Our product candidates are in clinical development. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing our product candidates in one or more indications, we expect that we will continue to incur substantial research and development and other expenses as we continue the clinical development programs for our product candidates in other indications.

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

The Loan Agreement provides us with up to $50.0 million of borrowing capacity. At the closing of the Loan Agreement in December 2021, $5.0 million was funded and an additional $20.0 million was funded in November 2022. In December 2023, the Company borrowed the remaining $25.0 million from the Loan Agreement. As of December 31, 2023, the Company’s outstanding borrowing under the Loan Agreement was $50.0 million. Our overall leverage and certain obligations and affirmative and negative covenants contained in the related documentation could adversely affect our financial health and business and future operations by limiting our ability to, among other things, satisfy our obligations under the Loan Agreement, refinance our debt on terms acceptable to us or at all, plan for and adjust to changing business, industry and market conditions, use our available cash flow to fund future acquisitions and make dividend payments, and obtain additional financing for working capital, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity.

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

We plan to invest significant efforts and financial resources in the research and development of our product candidates, which will require additional clinical development, evaluation of clinical, nonclinical and manufacturing activities, marketing approval from regulatory authorities, and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote our product candidates before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals. Should our planned clinical development of atacicept in patients with IgAN and LN or MAU868 in kidney transplant recipients fail to be completed in a timely manner or at all, we will need to rely on clinical development of atacicept or MAU868 in additional indications, which will require more time and resources to obtain regulatory approval and proceed with commercialization, and may ultimately be unsuccessful. We cannot assure you that our planned clinical development programs for our product candidates will be completed in a timely manner, or at all, or that we will be able to obtain approval for atacicept or MAU868 from the FDA or comparable foreign regulatory authorities. If we are unable to complete development of, obtain regulatory approval for and commercialize our product candidates in one or more indications and in a timely manner, our business, financial condition, results of operations and prospects will be significantly harmed.

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

We may experience delays in clinical trials of our product candidates. Our planned clinical trials may not begin on time, have an effective design, enroll a sufficient number of participants, or be completed on schedule, if at all. Our clinical trials can be delayed for a variety of reasons, including delays related to:

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
•
obtaining approval from one or more institutional review boards (IRBs) or positive Ethics Committee opinions;
•
IRBs refusing to approve or Ethics Committees issuing negative opinions, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;
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

Further, conducting clinical trials in foreign countries, as we may do for our product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled participants in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

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

Enrollment and retention of participants in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control, including difficulties in identifying patients with IgAN, the availability of competitive products, and significant competition for recruiting participants in clinical trials.

Identifying and qualifying patients to participate in our clinical trials is critical to our success. We may encounter delays in enrolling, or be unable to enroll, a sufficient number of participants to complete any of our clinical trials, and even once enrolled we may be unable to retain a sufficient number of participants to complete any of our trials. In particular, as a result of the inherent difficulties in diagnosing IgAN, the availability of competitive products such as TARPEYO and FILSPARI, and the significant competition for recruiting the limited number of patients who have the diseases for which our product candidates are being developed, there may be delays in enrolling the participants we need to complete clinical trials on a timely basis, or at all. Although we have engaged certain third-party investigators to assist with participant enrollment, there can be no assurance that we will be able to maintain our relationships with such third parties or that such third parties will be successful in helping us identify patients.

Factors that may generally affect participant enrollment include:

•
the size and nature of the patient population;
•
the number and location of clinical sites we enroll;
•
competition with other companies for clinical sites or patients;
•
the drug background and clinical experience (e.g., safety profile, risk/benefit assessment, mechanism of action, known proof of concept);
•
the eligibility and exclusion criteria for the trial;
•
the design of the clinical trial;
•
inability to obtain and maintain participant consents;

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

In addition, if any significant adverse events or other side effects are observed in any of our future clinical trials or other sponsor development programs of similar mechanism of action that may result in a drug class effect, it may make it more difficult for us to recruit patients to our clinical trials and participants may drop out of our trials, or we may be required to abandon the trials or our development efforts of one or more product candidates altogether. Our inability to enroll a sufficient number of participants for our clinical trials would result in significant delays, which would increase our costs and have an adverse effect on our company.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

We have limited financial and human resources, which has in the past and may in the future cause us to make prioritization and resource allocation decisions. For example, in January 2023, we announced our plan to prioritize and focus our current resources on the advancement of our pivotal Phase 3 trial of atacicept in IgAN. As a result, we delayed enrollment in the pivotal Phase 3 trial for LN and any commitment of resources to the MAU868 program. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

We may develop atacicept, MAU868 and potentially future product candidates, in combination with other therapies, which exposes us to additional risks.

We may develop atacicept, MAU868 and future product candidates in combination with one or more currently approved therapies. Even if atacicept, MAU868 or any product candidate we develop, were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke or modify approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. This could result in our own products being removed from the market or being less successful commercially.

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

Interim, initial, “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more participant data become available and are subject to audit and verification procedures that could result in material changes in the final data.

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

From time to time, we may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more participant data become available or as participants from our clinical trials continue other treatments for their disease. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

Further, others, including regulatory authorities, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of our particular program, the approvability or commercialization of our particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

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

The biotechnology industry is intensely competitive and subject to rapid and significant technological change. Our competitors include multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. The current standard-of-care for IgAN consists of treatment with off-label use of RAAS inhibitors, including ACE inhibitors and ARBs, to control blood pressure, or steroids with or without other immunosuppressive agents to non-specifically reduce inflammation. SGLT2 inhibitors, including AstraZeneca’s Farxiga, which is approved for chronic kidney disease, is becoming the standard-of-care in some geographies including the United States. Among emerging therapies, we consider our most direct competitors with respect to atacicept in IgAN to be approved products: the reformulated steroid from Calliditas Therapeutics AB, and endothelin and angiotensin II receptor antagonist from Travere Therapeutics, Inc.; programs in Phase 3 clinical development: Otsuka Pharmaceutical Co, Ltd., Novartis, Alnylam Pharmaceuticals Inc. and Roche/Ionis; and the following companies with programs in Phase 2 of clinical development: Reata Pharmaceuticals, Inc., AstraZeneca, HI-Bio. Inc., Eladon Pharmaceuticals and DiaMedica Therapeutics, Inc.

In LN, prior to December 2020, there had been no approved therapies, and the standard-of-care has consisted of a number of non-specific therapies, including MMF, steroids, cyclophosphamide, rituximab, calcineurin inhibitors, azathioprine, and hydroxychloroquine, dependent on class of disease and whether a patient was cycling through the induction or maintenance phase of therapy. Paradigms are evolving with the FDA approvals of GlaxoSmithKline plc’s Benlysta (belimumab) and Aurinia Pharmaceuticals Inc.’s Lupkynis (voclosporin), both of which we consider to be direct competitors. Our competitors include: Roche Holding AG, Novartis Pharmaceuticals Corporation, and AstraZeneca, each of which have programs in Phase 3 clinical development; and BeiGene Ltd., Janssen Pharmaceuticals, Inc., AstraZeneca, Alexion, Omeros Corporation, Kezar Life Science Inc., Bristol Myers Squibb, Boehringer, Amgen Inc. and Novartis, each of which have programs in Phase 2 clinical development.

In the kidney transplant or HSCT setting, there are currently no anti-BKV therapies approved. The standard of care in both settings is to reduce immunosuppression as a first line, and potentially to offer intravenous immune globulin (IVIG) in kidney transplant recipients or antivirals with limited clinical evidence, including leflunomide and cidofovir, in either setting. There are few industry sponsored programs in development for these indications; for example, Memo Therapeutics AG’s MTX-005, a monoclonal antibody targeting BKV is in Phase 1 clinical trials.

Many of our competitors have significantly greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior products. In addition, many of these competitors have significantly greater experience than we have in undertaking nonclinical studies and human clinical trials of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining FDA or comparable approval for superior products. Many of our competitors have established distribution channels for the commercialization of their products, whereas we have no such channel or capabilities. In addition, many competitors have greater name recognition and more extensive collaborative relationships. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

Our competitors may obtain regulatory approval of their products more rapidly than we do or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates or any future product candidates. Our competitors may also develop drugs that are more effective, more convenient, more widely used and less costly or have a better safety profile than our products and these competitors may also be more successful than we are in manufacturing and marketing their products. If we are unable to compete effectively against these companies, then we may not be able to commercialize our product candidates or any future product candidates or achieve a competitive position in the market. This would adversely affect our ability to generate revenue. Our competitors also compete with us in recruiting and retaining qualified scientific, management and commercial personnel, establishing clinical trial sites and participant registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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
•
restrictions on use, such as boxed warnings or contraindications in labeling, or a REMS or comparable foreign restriction, if any, which may not be required of alternative treatments and competitor products;
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

Sales of medical products also depend on the willingness of physicians to prescribe the treatment, which is likely to be based on a determination by these physicians that the products are safe, therapeutically effective and accessible to patients. In addition, the inclusion or exclusion of products from treatment guidelines established by various physician groups and the viewpoints of influential physicians can affect the willingness of other physicians to prescribe the treatment. We cannot predict whether physicians, physicians’ organizations, hospitals, other healthcare professionals, government agencies, regulatory authorities or private insurers will determine that our product is safe, therapeutically effective and cost effective as compared with competing treatments. If any product candidate is approved but does not achieve an adequate level of acceptance by such parties, we may not generate or derive sufficient revenue from such product candidate and may not be able to achieve or sustain profitability.

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

As is the case with pharmaceuticals generally, it is likely that there may be side effects and adverse events associated with the use of atacicept, MAU868 or any future product candidates we may develop. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. For example, Merck KGaA, Darmstadt, Germany previously conducted APRIL-LN, a study aimed to evaluate the efficacy and safety of atacicept in patients with active LN, receiving newly initiated CS and MMF. Two weeks before the initiation of atacicept, significant decreases in immunoglobulin G (IgG) levels began unexpectedly with initiation of MMF and high-dose CS, and persisted upon initiation of atacicept, which led to trial termination. The drug-related side effects could affect participant recruitment or the ability of enrolled participants to complete the trial or result in potential product liability claims. Any of these occurrences may significantly harm our business, financial condition, results of operations and prospects.

If product candidates we develop are associated with undesirable side effects or have unexpected characteristics in nonclinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs, we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment-related side effects could also affect participant recruitment or the ability of enrolled subjects to complete a trial, or result in potential product liability claims. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected product candidate and may significantly harm our business, financial condition, results of operations and prospects.

Participants in our ongoing and planned clinical trials may in the future suffer significant adverse events or other side effects not observed in our nonclinical studies or previous clinical trials. Our product candidates may be used as chronic therapies or be used in pediatric populations, for which safety concerns may be particularly scrutinized by regulatory authorities. In addition, if atacicept, MAU868 or any future product candidates we may develop, are used in combination with other therapies, atacicept, MAU868 or any future product candidates we may develop may exacerbate adverse events associated with the therapy and it may not be possible to determine whether it was caused by our product or the one with which it was combined. Patients treated with our product candidates may also be undergoing surgical, radiation, chemotherapy or other treatments, which can cause side effects or adverse events that are unrelated to our product candidates, but may still impact the success of our clinical trials. The inclusion of patients with advanced disease in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses.

If significant adverse events or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting participants to the clinical trials, participants may drop out of our trials, or we may be required to abandon the trials or our development efforts of that product candidate altogether. We, the FDA, other comparable regulatory authorities or an IRB or Ethics Committee may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance due to its tolerability versus other therapies. Any of these developments could significantly harm our business, financial condition, results of operations and prospects.

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

Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the marketed product, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS in order to approve atacicept or MAU868, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or applicable foreign regulatory authorities approve atacicept, MAU868 or any product candidate we develop in the future, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with cGMPs and GCP for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. If we or a regulatory authority discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA and other comparable foreign regulatory requirements may subject our company to administrative or judicially imposed sanctions, including:

•
delays in or the rejection of product approvals;
•
restrictions on our ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned trials;
•
restrictions on the products, manufacturers or manufacturing process;
•
warning letters;
•
civil and criminal penalties;
•
injunctions;
•
suspension, variation or withdrawal of regulatory approvals;
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

We are currently seeking orphan drug designation from the FDA for atacicept for the treatment of IgAN. We are required to provide evidence that IgAN meets the orphan criteria as specified by the FDA and the EU. Under the Orphan Drug Act, the FDA may designate a drug product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States but where there is no reasonable expectation to recover the costs of developing and marketing a treatment drug in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and application fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. However, orphan drug designation neither shortens the development time nor regulatory review time of a product candidate nor gives the candidate any advantage in the regulatory review or approval process.

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

Similarly, in the EU, a medicinal product may receive orphan designation under Article 3 of Regulation (EC) 141/2000. This applies to products that are intended for a life-threatening or chronically debilitating condition and either (1) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (2) the product, without the benefits derived from orphan status, would be unlikely to generate sufficient returns in the EU to justify the necessary investment in its development. Moreover, in order to obtain orphan designation in the EU it is necessary to demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU or, if such a method exists, the product will be of significant benefit to those affected by the condition. Orphan medicinal product designation entitles an applicant to incentives such fee reductions or fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. Marketing authorization for an orphan drug leads to a 10-year period of market exclusivity for the approved therapeutic indication, which means that the EMA cannot accept another marketing authorization application or accept an application to extend for a similar product and the European Commission cannot grant a marketing authorization for the same indication for a period of ten years. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan medicinal product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. This period may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan drug designation, for example because the product is sufficiently profitable not to justify continued market exclusivity. In addition, a marketing authorization may be granted to a similar medicinal product with the same orphan indication during the 10 year period of market exclusivity on an individual basis in very select cases, such as with consent from the marketing authorization holder, if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities of the authorized product or if the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior to the original orphan medicinal product. A company may voluntarily remove a product from the register of orphan products.

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

We may in the future seek an accelerated approval for atacicept, MAU868 or future product candidates we may develop. For example, if the results from our Phase 3 trial of atacicept in patients with IgAN are positive, we may seek accelerated approval with the FDA based on this trial, which we may not be granted. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. For example, UPCR is an accepted surrogate primary endpoint for clinical trials in IgAN, which could allow for a faster path to commercialization than rate of change/slope in eGFR. We may seek accelerated approval based on the UPCR endpoint. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. Use of the accelerated approval pathway would entail submission of a BLA under Subpart E of the FDA regulations with week 36 UPCR surrogate endpoint data while completing the Phase 3 trial to collect eGFR data to demonstrate improvement in kidney function. If granted, accelerated approval is usually contingent on the sponsor’s agreement to complete ongoing trials and/or conduct, in a diligent manner, additional post-approval confirmatory studies to verity and describe the drug’s clinical benefit and to report regulatory to the FDA on progress on such trials. Additionally, unless and until converted to full approval at the time of satisfying the conditions of any accelerated approval letter, the sponsor must submit any promotional materials for the accelerated approval drug to FDA at least 30 days prior to use. Third-party payors may refuse to provide coverage or reimbursement for the drug until the confirmatory studies are complete. Additionally, if such post-approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug.

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

In the European Union, upon receiving a marketing authorization, innovative medicinal products are generally entitled to receive eight years of data exclusivity and ten years of market exclusivity. Data exclusivity, if granted, prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic application or biosimilar application for eight years from the date of authorization of the innovative product, after which a generic or biosimilar marketing authorization application can be submitted, and the innovator’s data may be referenced. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the European Union until ten years have elapsed from the initial marketing authorization of the reference product in the European Union. The overall ten-year period may, occasionally, be extended for a further year to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the European Union’s regulatory authorities to be a new chemical/biological entity, and products may not qualify for data exclusivity. In the EU, there is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product. For such products, the results of appropriate preclinical or clinical trials must be provided in support of an application for marketing authorization. Guidelines from the EMA detail the type of quantity of supplementary data to be provided for different types of biological product.

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

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as atacicept, MAU868 or any future product candidates we may develop. In many countries, particularly the countries of the EU, medical product prices are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after a product receives marketing approval. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical study that compares the cost-effectiveness of atacicept, MAU868 or any future product candidates we may develop to other available therapies. The Health Technology Assessment (HTA) of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States. In December 2021, Regulation No 2021/2282 on HTA, amending Directive 2011/24/EU, was adopted in the EU. This Regulation, which entered into force in January 2022 will apply as of January 2025. It is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The Regulation will permit EU Member States to use common HTA tools, methodologies, and procedures across the EU to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected. In general, product prices under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for atacicept, MAU868 or any future product candidates we may develop. Accordingly, in markets outside the United States, the reimbursement for any product that we commercialize may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

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

Moreover, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although the Medicare drug price negation program is currently subject to legal challenges. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but it is likely to have a significant impact on the pharmaceutical industry. On February 14, 2023, in response to the Biden administration’s October 2022 executive order, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement-constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

In addition, FDA and comparable foreign regulations and guidance may be revised or reinterpreted by the competent authorities in ways that may significantly affect our business and our products. Any new regulations or guidance, or revisions or reinterpretations of existing regulations or guidance, may impose additional costs or lengthen review times for atacicept, MAU868 or future product candidates we may develop. We cannot determine how changes in regulations, statutes, policies, or interpretations when and if issued, enacted or adopted, may affect our business in the future. Such changes could, among other things, require:

•
additional clinical trials to be conducted prior to obtaining approval;
•
changes to manufacturing methods;
•
recalls, replacements, or discontinuance of one or more of our products; and
•
additional recordkeeping.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. As an example, the regulatory landscape related to clinical trials in the EU has evolved. The CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each EU Member State, leading to a single decision for each EU Member State. The assessment procedure for the authorization of clinical trials has been harmonized as well, including a joint assessment by all EU Member States concerned, and a separate assessment by each EU Member State with respect to specific requirements related to its own territory, including ethics rules. Each EU Member State’s decision is communicated to the sponsor via the centralized EU portal. Once the clinical trial approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials in relation to which application for approval was made on the basis of the Clinical Trials Directive before January 31, 2023, the Clinical Trials Directive will continue to apply on a transitional basis until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. The CTR will apply to clinical trials from an earlier date if the related clinical trial application was made on the basis of the CTR or if the clinical trial has already transitioned to the CTR framework before January 31, 2025. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans. In light of the entry into application of the CTR on January 31, 2022, we may be required to transition clinical trials for which we have obtained regulatory approvals in accordance with the CTD to the regulatory framework of the CTR. Transition of clinical trials governed by the CTD to the CTR will be required for clinical trials which will have at least one site active in the E.U. on January 30, 2025. A transitioning application would need to be submitted to the competent authorities of E.U. Member States through the Clinical Trials Information Systems and related regulatory approval obtained to continue the clinical trial past January 30, 2025. This would require financial, technical and human resources. If we are unable to transition our clinical trials in time, the conduct of those clinical trials may be negatively impacted. It is currently unclear to what extent the UK will seek to align its regulations with the EU in the future. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the UK MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials. The UK Government published its response to the consultation on March 21, 2023 confirming that it would bring forward changes to the legislation. These resulting legislative amendments will determine how closely the UK regulations will align with the CTR. Failure of the UK to closely align its regulations with the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries and/or make it harder to seek a marketing authorization for the Company's product candidates on the basis of clinical trials conducted in the United Kingdom.

In addition, on April 26, 2023, the European Commission adopted a proposal for a new Directive and Regulation to revise the existing pharmaceutical legislation. If adopted in the form proposed, the recent European Commission proposals to revise the existing EU laws governing authorization of medicinal products may result in a decrease in data and market exclusivity opportunities for our product candidates in the EU and make them open to generic or biosimilar competition earlier than is currently the case with a related reduction in reimbursement status.

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

Our relationships with healthcare professionals, clinical investigators, CROs and third-party payors in connection with our current and future business activities may be subject to federal, state and foreign healthcare fraud and abuse laws, false claims laws, transparency laws, government price reporting, and health information privacy and security laws, which could expose us to, among other things, criminal sanctions, civil penalties, contractual damages, exclusion from governmental healthcare programs, reputational harm, administrative burdens and diminished profits and future earnings.

Healthcare professionals and third-party payors play a primary role in the recommendation and prescription of our product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, clinical investigators, CROs, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute our product for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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
•
the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information regarding payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other health care professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members; and
•
analogous state and foreign laws and regulations, such as state and foreign anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

Some state and foreign laws require biotechnology companies to comply with the biotechnology industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare professionals or marketing expenditures. Some state and foreign laws require biotechnology companies to report information on the pricing of certain drug products. Some state and local laws require the registration of pharmaceutical sales representatives.

Outside the United States, interactions between pharmaceutical companies and health care professionals are also governed by strict laws, such as national anti-bribery laws of European countries, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

Much like the federal Anti-Kickback Statute prohibition in the United States, the provision of benefits or advantages to physicians and other healthcare professionals to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. Interactions between pharmaceutical companies and health care professionals are governed by strict laws, such as national anti-bribery laws of European countries, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment. Infringement of related laws could result in substantial fines and imprisonment.

Payments made to physicians and other healthcare professionals in certain EU Member States must be publicly disclosed. Moreover, agreements with physicians and other healthcare professionals may require prior notification or approval by the physician’s or other health care professional’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare laws and regulations will involve on-going substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, or comparable foreign programs, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any of the physicians or other healthcare professionals or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

We are subject to stringent and evolving U.S. and foreign laws, regulations and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business information, trade secrets, intellectual property, information we collect about trial participants in connection with clinical trials, and sensitive third-party information (collectively, sensitive information). Our data processing activities subject us to numerous obligations relating to data privacy and security, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual obligations and other obligations relating to data privacy and security.

Outside the United States, an increasing number of laws, regulations and industry standards govern data privacy and security. For example, the EU GDPR and UK GDPR (collectively, GDPR), Canada’s Personal Information Protection and Electronic Documents Act (PIPEDA), Australia’s Privacy Act, India’s Information Technology Act, and South Korea’s Personal Information Protection Act impose strict requirements for processing of personal data, including clinical trials participants and other individuals. For instance, companies that violate the GDPR can face private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests, temporary or definitive prohibitions on data processing and other corrective actions, fines of up to the greater of 20 million Euros under the EU GDPR / 17.5 million pounds under the UK GDPR, or 4% of their worldwide annual revenue, whichever is higher.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework). These mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as the EEA and/or UK) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of the EEA for allegedly violating the EU GDPR’s cross-border data transfer limitations. Additionally, companies that transfer personal data out of the EEA and/or UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators individual litigants and activist groups.

In the United States federal, state and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g. Section 5 of the Federal Trade Commission Act), other similar laws (e.g. wiretapping laws). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security and transmission of individually identifiable health information.

Additionally, in the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act (CPRA,=), (collectively, the CCPA), applies to personal data of consumers, business representatives, and employees who are California residents, and requires covered businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA also provides for fines of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.

Our employees and personnel use generative artificial intelligence (AI) technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. We are also bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful.

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

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our information processing practices and policies, divert resources from other initiatives and projects, including increased costs related to insurance, cybersecurity and information technology, and could restrict the way products and services involving data are offered, all of which could significantly harm our business, financial condition, results of operations and prospects.

We may at times fail (or be perceived to have failed) in our effort to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third-party partners (such as contract research organizations and clinical trial sites) may fail (or be perceived to have failed) to comply with such obligations, which could negatively impact our business operations. If we or our third-party partners fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process sensitive information or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

If we expand our operations outside of the United States, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. Our business activities may be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits companies and their employees and third-party intermediaries from offering, promising, giving or authorizing the provision of anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls.

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

Our results of operations could be adversely affected by general conditions in the global economy, the global financial markets, and adverse geopolitical and macroeconomic developments. U.S. and global market and economic conditions have been, and continue to be, volatile due to many factors, including recent and potential future disruptions in access to bank deposits and lending commitments due to bank failures, supply chain challenges, ongoing military conflicts, related sanctions, changes in U.S.-China relations, increasing inflation rates and the responses by central banking authorities to control such inflation, among others. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, bank failures, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our manufacturers and our suppliers operate.

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

As an organization, we have never commercialized a product candidate. Factors that may affect our ability to commercialize our current or any future product candidate we may develop, on our own include recruiting and retaining adequate numbers of effective sales and marketing personnel, obtaining access to or educating adequate numbers of physicians on the benefits of our current or any future product candidates we may develop and other unforeseen costs associated with creating an independent sales and marketing organization. Developing a sales and marketing organization will be expensive and time-consuming and could delay the launch of atacicept, MAU868 or any future product candidate we may develop. We may not be able to build an effective sales and marketing organization. If we are unable to build our own distribution and marketing capabilities or to find suitable partners for the commercialization of our current or any future product candidate we may develop, we may not generate revenues from such product candidate or be able to achieve or sustain profitability.

In order to successfully implement our plans and strategies, we will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of December 31, 2023, we had 51 full-time employees, including 34 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we continue to operate as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

•
identifying, recruiting, integrating, maintaining and motivating additional employees;
•
managing our internal development efforts effectively, including the clinical, FDA and other comparable foreign regulatory authorities’ review process for atacicept, MAU868 and any other future product candidates we may develop, while complying with any contractual obligations to contractors and other third parties we may have; and
•
improving our operational, financial and management controls, reporting systems and procedures.

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

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including key aspects of clinical development and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third-party service providers is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of atacicept, MAU868 and any other future product candidates we may develop or otherwise advance our business. We cannot assure you that we will be able to manage our existing third-party service providers or find other competent outside contractors and consultants on economically reasonable terms, or at all.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts and Jobs Act of 2017 (Tax Act) and the Coronavirus Aid, Relief and Economic Security Act of 2020 (CARES Act) enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. More recently, the Inflation Reduction Act of 2022 was enacted which includes provisions that will affect the U.S. federal income taxation of corporations, including imposing a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. In addition, it is uncertain if and to what extent various states will conform to such legislation or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense. Among the changes made by the Tax Act was a reduction of the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”. We continue to examine the impact this tax reform legislation may have on our business. We urge investors to consult with their legal and tax advisers regarding the implications of the Tax Act and other past and potential future changes in U.S. tax laws on an investment in our common stock.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred losses during our history, we expect to continue to incur significant losses for the foreseeable future, and we may never achieve profitability. As of December 31, 2023, we had federal and state net operating loss (NOL) carryforwards of $118.9 million and $35.7 million, respectively, that will begin expiring in the year 2032 and 2036, respectively, if not utilized. We also have $109.0 million of federal NOL carryforwards as of December 31, 2023, that do not expire as a result of recent tax law changes. Our NOL carryforwards are subject to review and possible adjustment by the U.S. and state tax authorities. Our NOL carryforwards could expire unused and be unavailable to offset future taxable income because of their limited duration or because of restrictions under U.S. tax law. NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law. NOLs arising in tax years beginning after December 31, 2017, and before January 1, 2021 may be carried back to each of the five tax years preceding the tax year of such loss, and NOLs arising in tax years beginning after December 31, 2020 may not be carried back. Federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of current year taxable income. At the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. It is generally uncertain if and to what extent various states will conform to federal tax laws.

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

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our potential future collaborators will be successful in protecting atacicept, MAU868, or any future product candidates we may develop by obtaining and defending patents. These risks and uncertainties include the following:

•
patent applications must be filed in advance of certain events (e.g., third-party filings, certain sales or offers for sale, or other activities that might be legally deemed to be public disclosures) and we might not be aware of such events or otherwise might not succeed in filing applications before they occur;
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

During the course of any intellectual property litigation, there could be public announcements of the initiation of the litigation as well as results of hearings, rulings on motions, and other interim proceedings in the litigation. If securities analysts or investors regard these announcements as negative, the perceived value of our existing products, programs or intellectual property could be diminished. Accordingly, the market price of shares of our common stock may decline. Such announcements could also harm our reputation or the market for our future products, which could significantly harm our business, financial condition, results of operations and prospects.

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

Further, the United States has enacted and implemented wide-ranging patent reform legislation and the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the U.S. federal courts, the USPTO, or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patent and the patents we might obtain or license in the future. For example, recent decisions raise questions regarding the award of patent term adjustment (“PTA”) for patents in families where related patents have issued without PTA. Thus, it cannot be said with certainty how PTA will or will not be viewed in the future and whether patent expiration dates may be impacted. An inability to obtain, enforce, and defend patents covering our proprietary technologies (including atacicept and MAU868) would adversely affect our business prospects and financial condition.

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

Our licensors may have relied on third-party consultants or collaborators or on funds from third parties such that our licensors are not the sole and exclusive owners of the patents we in-licensed. If other third parties have ownership rights to our in-licensed patents, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. This could have an adverse effect on our competitive position, business, financial condition, results of operations and prospects.

We may need to obtain additional licenses from existing licensors and others to advance our research or allow commercialization of product candidates we develop. It is possible that we may be unable to obtain additional licenses at a reasonable cost or on reasonable terms, if at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could significantly harm our business, financial condition, results of operations and prospects significantly. We cannot provide any assurances that third-party patents do not exist which might be enforced against our current technology, manufacturing methods, product candidates, or future methods or products resulting in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant. Should any of these events occur, it could significantly harm our business, financial condition, results of operations and prospects.

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

We have limited control over the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP regulations for manufacturing both active drug substances and finished drug products. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, they will not be able to secure and/or maintain marketing approval for their manufacturing facilities. In addition, have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates, or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market our product candidates, if approved. We, or our contract manufacturers, any future collaborators and their contract manufacturers could be subject to periodic unannounced inspections by the FDA or other comparable foreign regulatory authorities, to monitor and ensure compliance with cGMP. Despite our efforts to audit and verify regulatory compliance, one or more of our third-party manufacturing vendors may be found on regulatory inspection by the FDA or other comparable foreign regulatory authorities to be noncompliant with cGMP regulations. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including shutdown of the third-party vendor or invalidation of drug product lots or processes, fines, injunctions, civil penalties, delays, suspension, variation or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or other drugs necessary for the development or commercialization of our product candidates and significantly harm our business, financial condition, results of operations and prospects.

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

Risks related to ownership of our common stock

The price of our common stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock has been, and is likely to be, highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. For example, the closing price of our common stock from January 1, 2023 to March 20, 2024, has ranged from a low of $5.41 to a high of $49.14. The stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

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
•
sales of our securities by us, our insiders or our other stockholders; and

•
general geopolitical, macroeconomic, industry and market conditions, including the recent and potential future disruptions in access to bank deposits and lending commitments due to bank failures, ongoing military conflicts, related sanctions, economic slowdowns, recessions, inflation, rising interest rates, and tightening of credit markets.

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

We have in the past and may in the future identify material weaknesses in our internal control over financial reporting. If we identify any such material weaknesses, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

As of December 31, 2023, there were 44,452,161 shares of Class A common stock outstanding and held of record by 23 stockholders. The number of record holders of our common stock does not include DTC participants or beneficial owners holding shares through nominee names. Subsequent to our follow-on public offering in February 2024, the resale of shares of common stock held by our officers and directors is currently prohibited or otherwise restricted until April 1, 2024, as a result of lock-up agreements entered into by our officers and directors with the underwriters in connection with such offering. The representatives of the underwriters may release some or all of the shares of common stock subject to lock-up agreements at any time in their sole discretion and without notice, which would allow for earlier sales of shares in the public market.

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

We may seek additional capital through a variety of means, including through public or private equity, debt financings or other sources, including up-front payments and milestone payments from strategic collaborations. For example, since our initial public offering, we have completed three follow-on public offerings of our common stock. To the extent that we raise additional capital through the sale of equity or convertible debt or equity securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Such financing may result in dilution to stockholders, imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to atacicept, MAU868 or future product candidates we may develop, or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

We will remain an emerging growth company until the earliest to occur of: (1) the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; (2) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) December 31, 2026. Based on our current public float, we anticipate that when we re-evaluate our filer status on June 30, 2024, we will determine that we qualify as a “large accelerated filer” for the year ending December 31, 2025.

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

Additionally, we are also a “smaller reporting company,” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter. Based on our current public float, we anticipate that when we re-evaluate our smaller reporting company status on June 30, 2024, we will determine that we no longer qualify a smaller reporting company for the year ending December 31, 2025.

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

General risk factors

If our information technology systems, or those of any of our third-party partners (such as contract research organizations and clinical trial sites), or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; additional costs; loss of revenue or profits; and other adverse consequences.

In the ordinary course of business, we and our third-party partners (such as contract research organizations and clinical trial sites) process sensitive information.

As a result, we and our third-party partners are vulnerable to a variety of evolving threats that could cause security incidents. Cyberattacks, malicious internet-based activity, online and offline fraud and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of our third-party partners. These threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and our third-party partners (such as contract research organizations and clinical trial sites) may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services.

We and our third-party partners may also be subject to a variety of evolving threats, including but not limited to errors or malfeasance by personnel, malware (including as a result of advanced persistent threat intrusions), malicious code (such as viruses and worms), software vulnerabilities, hacking, denial of service attacks, credential stuffing, social-engineering attacks (including deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by AI, telecommunications failures, earthquakes, fires, floods and other similar threats.

In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive information and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

Remote work has become more common and has increased risks to our information technology systems and sensitive information, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

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

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of our third-party partners). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third-party partners. A security incident or other interruption could disrupt our ability (and that of our third-party partners (such as contract research organizations and clinical trial sites)) to provide our products or services. We may expend significant resources or modify our business activities (including our clinical trial activities) in an effort to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators and investors, of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we or our third-party partners (such as contract research organizations and clinical trial sites) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing information (including personal data); substantial remediation costs; litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be certain that our insurance coverage will be adequate or sufficient to protect us from or mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available to us on economically reasonable terms, or at all, or that such coverage will pay future claims.

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive data of the Company could be leaked, disclosed or revealed as a result of or in connection with our employees’, personnel’s or vendors’ use of generative AI technologies.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third-party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and sensitive personal data, including of our employees, consultants and clinical trial participants (Information Systems and Data).

The Chief Financial Officer, Chief Business Officer, Chief Accounting Officer, and Head of Legal form our Cybersecurity Risk Management Committee and help identify, assess and manage the Company’s cybersecurity threats and risks. This Cybersecurity Risk Management Committee, which reports to our overall risk management committee, identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment and the Company’s risk profile using various methods including, for example: manual and automated tools in certain environments and systems, subscribing to reports and services that identify certain cybersecurity threats, conducting scans of certain threat environments, analyzing reports of certain threats and actors, evaluating certain cybersecurity threats reported to us, and conducting internal and external audits of certain environments and systems.

Depending on the environment and system, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: incident response plan; incident detection and response tools; risk assessments of certain environments and systems; encryption of certain data; network security for certain environments and systems; access controls for certain environments and systems; data segregation of certain data; access controls; physical security; asset management; third-party systems monitoring; employee cybersecurity training; and cybersecurity insurance.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, our Cyber Security Risk Management Committee evaluates material risks from cybersecurity threats against our overall business objectives and reports to the audit committee of the board of directors, which evaluates our overall enterprise risk.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example professional services firms, such as legal counsel, threat intelligence service providers, and cybersecurity software providers.

We use third-party service providers to perform a variety of functions throughout our business, such as software application providers, hosting companies, contract research organizations, and contract manufacturing organizations. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report, including the section titled “Risk Factors—General risk factors—If our information technology systems or data, or those of any of our third-party partners (such as contract research organizations and clinical trial sites), or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; additional costs; loss of revenue or profits; and other adverse consequences.”

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing the Company’s cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Chief Business Officer, Chief Accounting Officer, and Head of Legal, working closely with our third-party information technology team; the senior staff members of our third-party information technology team have been in business providing services to similarly situated companies in our industry for more than 27 years, including extensive experience addressing complex information technology and cybersecurity matters.

In particular, the Chief Business Officer is responsible for hiring appropriate personnel and third-party vendors, communicating key priorities to relevant personnel, and, in concert with members of the Cybersecurity Risk Management Committee, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy. Our Chief Business Officer, Chief Accounting Officer, and Head of Legal, in consultation with our third-party information technology team, is responsible for maintaining cybersecurity-related budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our incident response plan is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including the Cybersecurity Risk Management Committee. This group works with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response plan includes reporting to the audit committee of the board of directors for certain cybersecurity incidents.

The audit committee receives regular reports concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them, including during audit committee meetings and other periodic updates. These reports are provided by members of the Company’s management team responsible for such reporting, including the Cybersecurity Risk Management Committee. The audit committee also receives various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

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

Holders

As of March 20, 2024, there were approximately 21 stockholders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Stock Performance Graph

Not applicable.

Use of Proceeds

As of December 31, 2023, all of the net proceeds from our initial public offering have been applied as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on May 17, 2021.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Parties

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and the related notes included elsewhere in this Annual Report.

In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations, and involve risks and uncertainties. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors.”

Overview

We are a late clinical-stage biotechnology company focused on developing and commercializing transformative treatments for patients with serious immunological diseases. IgAN is a B cell disorder with a kidney pathology. Our lead product candidate, atacicept, is an at home, self-administered TACI-Fc fusion protein that blocks both BAFF and APRIL with best-in-class potential for the treatment of IgAN. The Phase 2b ORIGIN clinical trial evaluating the safety and efficacy of atacicept in participants with IgAN reported positive results at three timepoints: 24-week topline results in January 2023, 36-week results in June 2023, and 72-week results in January 2024. The trial remained blinded through 36 weeks, after which all participants were eligible for the open label extension portion of the study and received atacicept 150 mg through 96 weeks. At 24 and 36 weeks, respectively, atacicept met its primary endpoint with statistically significant reductions in UPCR on atacicept 150 mg, and stable eGFR was observed for participants on atacicept, with clinically meaningful and statistically significant difference versus placebo. Participants treated with atacicept demonstrated reductions in Gd-IgA1, the autoantigen produced by B cells in patients with IgAN, and a reduction in hematuria. The improvements in Gd-IgA1, hematuria, UPCR and eGFR represent the quartet of findings consistent with IgAN disease modification. The 72-week open label extension results showed consistent and sustained reductions in Gd-IgA1, hematuria, UPCR and continued eGFR stabilization. Additionally, atacicept’s safety profile was comparable to placebo. We advanced atacicept 150 mg in a pivotal Phase 3 clinical trial in IgAN in the second quarter of 2023. We believe that atacicept has pipeline in a molecule potential, with potential application in additional indications including SLE and LN, a severe renal manifestation of SLE. We have designed and are poised to conduct a Phase 3 clinical trial of atacicept in LN, based on feedback from the FDA’s review of clinical results in a Phase 2 clinical trial of atacicept in SLE patients with HDA. We also hold worldwide, exclusive development and commercial rights to MAU868, a potentially first-in-class monoclonal antibody to treat reactivated BKV infections, for which we completed a Phase 2 clinical trial in 2022. In January 2023, we delayed enrollment in the pivotal Phase 3 trial for LN and commitment of resources to the MAU868 program. We believe that our current pipeline programs leverage the deep expertise of our team and have strong potential commercial synergies. We hold global developmental and commercial rights to all of our pipeline molecule.

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

To date, we have funded our operations primarily through proceeds from the sale of shares of our common stock, redeemable convertible preferred stock, debt financing and convertible promissory notes. As of December 31, 2023, we had $160.7 million in cash, cash equivalents and marketable securities, compared to $114.7 million as of December 31, 2022.

We have incurred significant operating losses since the commencement of our operations. Our net losses were $96.0 million and $89.1 million for the years ended December 31, 2023 and 2022, respectively, and we expect to incur significant and increasing losses for the foreseeable future as we continue to advance our product candidates, atacicept and MAU868, to commercialization. Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our research and development activities. As of December 31, 2023, we had an accumulated deficit of $309.1 million, compared to $213.1 million as of December 31, 2022. Our primary use of cash is to fund operating expenses, which consist of research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses depends on the timing of when we pay these expenses, as reflected in the changes in our working capital balances.

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

Geopolitical and Macroeconomic Developments

Due to geopolitical and macroeconomic events, including ongoing military conflicts, inflation and the actions taken by governments to address inflation and lingering effects of the COVID-19 pandemic, the U.S. and global financial markets experienced volatility, which has led to disruptions to trade, commerce, pricing stability, credit availability and supply chain continuity globally. As a result of these factors and other geopolitical and macroeconomic developments described in this Annual Report, our business and results of operations may be adversely affected.

Although we did not see a significant financial impact to our business operations as a result of recent geopolitical and macroeconomic developments during the year ended December 31, 2023, there may be potential impacts to our business in the future that are highly uncertain and difficult to predict such as disruptions or restrictions in our supply chain, disruption or restrictions on our employees’ ability to travel, disruptions to or delays in ongoing non-clinical trials, clinical trials, third-party manufacturing supply and other operations, adverse geopolitical and macroeconomic concerns, interruptions or delays in the operations of the FDA or other regulatory authorities, continued increases in inflation and interest rates, or changes in availability and cost of credit and our ability to raise capital and conduct business development activities. The ultimate impact of these geopolitical and macroeconomic developments, as well as any lasting effects on our business, is highly uncertain and subject to continued change, and we recognize that macroeconomic and geopolitical factors may continue to present unique challenges for us.

We believe that our existing cash, cash equivalents and marketable securities held as of December 31, 2023, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this Annual Report. However, should adverse geopolitical and macroeconomic events, such as ongoing military conflicts, related sanctions, any recession or depression associated with those events or other events described herein, continue for a prolonged period, our results of operations, financial condition, liquidity and cash flows could be materially impacted as a result of a lower likelihood of effectively and efficiently developing and successfully commercializing our product candidates.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022.

	Year Ended December 31,		CHANGE
(dollars in thousands)	2023	2022	AMOUNT	%
Operating expenses:
Research and development	$78,225	$68,993	$9,232	13%
General and administrative	23,787	21,910	1,877	9%
Total operating expenses	102,012	90,903	11,109	12%
Loss from operations	(102,012)	(90,903)	(11,109)	12%
Other income (expense):
Interest income	7,979	1,750	6,229	356%
Interest expense	(3,786)	(992)	(2,794)	282%
Other income	1,877	1,899	(22)	(1)%
Change in fair value of non-marketable equity securities	(47)	(809)	762	(94)%
Total other income, net	6,023	1,848	4,175	226%
Loss before provision for income taxes	$(95,989)	$(89,055)	$(6,934)	8%

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

The following table summarizes our research and development expenses incurred during the respective periods.

	Year Ended December 31,		CHANGE
(dollars in thousands)	2023	2022	AMOUNT	%
Direct research and development expenses
Contract drug manufacturing	$35,049	$27,587	$7,462	27%
Clinical trial expenses	19,611	20,534	(923)	(4)%
Consulting and professional services	5,648	5,431	217	4%
License and milestone obligations	—	3,661	(3,661)	(100)%
Indirect research and development expenses
Compensation and related benefits	16,623	10,987	5,636	51%
Facilities and other	1,294	793	501	63%
Research and development expenses	$78,225	$68,993	$9,232	13%

Research and development expenses increased by $9.2 million, or 13%, to $78.2 million in the year ended December 31, 2023, from $69.0 million in the year ended December 31, 2022. The increase was primarily due to progressing clinical development of atacicept in IgAN, including expenses incurred related to manufacturing drug supply for clinical trials. Contract drug manufacturing expenses increased by $7.5 million primarily due to production of atacicept drug supply for our ORIGIN 3 clinical trial and development of an atacicept auto-injector combination product. Compensation and related benefits for research and development employees, including stock-based compensation, increased by $5.6 million due to growth in research and development headcount. In 2022, we recorded license and milestone expense of $3.7 million as a result of an amendment to the Novartis License that was assigned to us in connection with our purchase of MAU868 and certain related assets from Amplyx. Clinical trial expenses decreased by $0.9 million due to a decrease in expenses for the COMPASS trial in 2023 following our announcement to delay enrollment in this trial to prioritize and focus resources on our ORIGIN 3 clinical trial.

We expect our research and development expenses to increase in future periods as we continue to support our ongoing ORIGIN 3 Phase 3 clinical trial and prepare to seek regulatory approval of atacicept in IgAN, and if we resume development of other indications or product candidates.

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

	Year Ended December 31,		CHANGE
(dollars in thousands)	2023	2022	AMOUNT	%
General and administrative	$23,787	$21,910	$1,877	9%

General and administrative expenses increased by $1.9 million, or 9%, to $23.8 million in the year ended December 31, 2023, from $21.9 million in the year ended December 31, 2022, due primarily to an increase of $4.6 million of payroll and related expenses, including stock-based compensation, as a result of increased general and administrative employee headcount, partially offset by a decrease of $1.2 million in legal expenses, a decrease of $0.9 million in insurance premium expenses, and a decrease of $0.6 million in recruiting and placement fees.

Other Income, Net

	Year Ended December 31,		CHANGE
(dollars in thousands)	2023	2022	AMOUNT	%
Other income, net	$6,023	$1,848	$4,175	226%

Other income, net, increased by $4.2 million, or 226%, to $6.0 million in the year ended December 31, 2023, from $1.8 million in the year ended December 31, 2022, primarily due to an increase of $6.2 million in interest income from investments in marketable securities. In addition, other expense recognized due to the change in fair value of non-marketable equity securities was $0.8 million lower in the current year. The increase in interest income was partially offset by a $2.8 million increase in interest expense from the

Oxford Loan Agreement, under which an additional $20.0 million and $25.0 million was funded in November 2022 and December 2023, respectively.

Liquidity and Capital Resources

To date, we have funded our operations primarily through proceeds from the sale of shares of our common stock, redeemable convertible preferred stock, debt financing and convertible notes. From our inception through December 31, 2023, we have raised aggregate net cash proceeds of approximately $427.3 million from the issuance and sale of redeemable convertible preferred stock, convertible notes and common stock, and proceeds from our Loan Agreement with Oxford. Since the date of our incorporation, we have not generated any revenue from product sales and have incurred substantial operating losses and negative cash flows from operations.

In February 2024, we completed a follow-on public offering and issued 9,274,194 shares of common stock for net proceeds of approximately $269.6 million, after deducting underwriting discounts and commissions and offering related expenses.

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

As of December 31, 2023, we had cash, cash equivalents and marketable securities of $160.7 million, as compared to $114.7 million as of December 31, 2022. We believe, based on our current operating plan, that our cash, cash equivalents and marketable securities as of December 31, 2023, and the net proceeds from our February 2024 follow-on public offering, will be sufficient to fund our operations and capital expenditure requirements for at least 12 months subsequent to the issuance date of the financial statements appearing elsewhere in this Annual Report.

Cash Flows

The following table summarizes our cash flows for the periods indicated.

	Year Ended December 31,
(dollars in thousands)	2023	2022
Net cash used in operating activities	$(92,181)	$(67,596)
Net cash used in investing activities	(39,431)	(70,552)
Net cash provided by financing activities	133,541	101,933
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,929	$(36,215)

Operating Activities

For the year ended December 31, 2023, we used $92.2 million of cash in operating activities, attributable to a net loss of $96.0 million, partially offset by non-cash charges of $9.7 million and a net change in our net operating assets and liabilities of $5.9 million. Non-cash charges primarily consisted of $11.5 million of stock-based compensation, $4.1 million of depreciation, amortization and accretion, and a $2.2 million reduction in the carrying amount of operating lease right-of-use assets. The change in our net operating assets and liabilities was primarily due to a decrease of $2.6 million in operating lease liabilities, a decrease of $2.2 million in accrued and other current liabilities and a decrease of $0.9 million in accounts payable.

For the year ended December 31, 2022, we used $67.6 million of cash in operating activities, attributable to a net loss of $89.1 million, partially offset by non-cash charges of $14.7 million and a net change in our net operating assets and liabilities of $6.7 million. Non-cash charges primarily consisted of $8.9 million of non-cash stock based compensation expense, $0.8 million of depreciation, amortization, and accretion, $2.3 million reduction in the carrying amount of operating lease right-of-use assets, and $3.7 million of non-cash license and milestone expenses. The change in our net operating assets and liabilities was primarily due to a $8.2 million increase in prepaid expenses and other current assets, and a $2.6 million decrease in operating lease liabilities, partially offset by a $10.6 million increase in accounts payable, a $7.0 million increase in accrued and other current liabilities.

Investing Activities

For the year ended December 31, 2023, our investing activities used $39.4 million of cash, primarily resulting from the purchase of short-term marketable securities, less sales and maturities of short-term marketable securities during the year.

For the year ended December 31, 2022, our investing activities used $70.6 million of cash, primarily resulting from the purchase of short-term marketable securities, less maturities of short-term marketable securities during the year.

Financing Activities

For the year ended December 31, 2023, our financing activities provided $133.5 million of cash resulting from $115.0 million gross proceeds received from our February 2023 follow-on offering, $24.7 million of net cash proceeds from the issuance of debt to Oxford and $1.1 million proceeds from exercise of stock options and issuance of shares under our employee stock purchase plan, less $7.3 million offering costs related to our follow-on offering, including underwriting discounts and commissions.

For the year ended December 31, 2022, our financing activities provided $101.9 million of cash resulting from $86.1 million gross proceeds received from our February 2022 follow-on offering, $19.8 million of net cash proceeds from the issuance of debt to Oxford and $2.1 million proceeds from exercise of stock options and issuance of shares under our employee stock purchase plan, less $6.2 million offering costs related to our follow-on offering, including underwriting discounts and commissions.

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

In November 2021, we entered into a lease agreement for our headquarters office space in Brisbane, California, which was amended in July 2022 to add approximately 5,000 square feet of office space in the same building adjacent to this location. The term of the lease amendment is 27 months from September 2022, and the base rent is approximately $0.3 million for the first 12 months with scheduled annual 3% increases. The lease includes renewal options.

Loan and security agreement

On December 17, 2021, we entered into the Loan Agreement with Oxford, a Delaware limited liability company, as lender (Lender) and collateral agent. The Loan Agreement provides for a term loan (the Loan) in an aggregate maximum principal amount of $50.0 million, of which $5.0 million was funded on December 17, 2021, $20.0 million was funded on November 4, 2022, and the remaining $25.0 million was funded on December 22, 2023.

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

At-the-Market Offering

In June 2022, we entered into a sales agreement with Cowen and Company LLC (Cowen) as sales agent, pursuant to which we may issue and sell shares of our common stock for an aggregate maximum offering price of $150.0 million under an at-the-market offering program (ATM). We will pay Cowen up to 3.0% of gross proceeds of the common stock sold through the ATM. Effective January 29, 2024, we suspended and terminated the prospectus related to the sale of common stock under the ATM. As a result, we will not make any sales of common stock pursuant to the ATM unless and until a new prospectus, prospectus supplement or registration statement is filed.

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

We will remain an emerging growth company under the JOBS Act until the earliest of (i) the last day of our first fiscal year in which we have total annual gross revenue of $1.235 billion or more, (ii) the date on which we have issued more than $1.0 billion of non-convertible debt instruments during the previous three fiscal years, (iii) the date on which we are deemed a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding equity securities held by non-affiliates, or (iv) December 31, 2026. Based on our current public float, we anticipate that when we reevaluate our filer status on June 30, 2024, we will determine that we qualify as a “large accelerated filer” for the year ending December 31, 2025.

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at the date of the financial statements, as well as expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Item 8. Financial Statements and Supplementary Data.

VERA THERAPEUTICS, INC.

Index to Financial Statements

Years ended December 31, 2023 and 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Vera Therapeutics, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vera Therapeutics, Inc. (the Company) as of December 31, 2023 and December 31, 2022, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

San Francisco, California
March 26, 2024

VERA THERAPEUTICS, INC.

Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$45,681	$43,459
Marketable securities	115,035	71,194
Prepaid expenses and other assets, current	11,307	11,045
Total current assets	172,023	125,698
Restricted cash, noncurrent	—	293
Property and equipment, net	92	51
Operating lease right-of-use assets	2,949	5,173
Prepaid expenses and other assets, noncurrent	471	162
Non-marketable equity securities	11	58
Total assets	$175,546	$131,435
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,118	$11,991
Operating lease liabilities	2,436	2,645
Accrued expenses and other liabilities, current	8,749	10,964
Total current liabilities	22,303	25,600
Long-term debt	49,877	24,810
Operating lease liabilities, noncurrent	1,395	3,831
Accrued expenses and other liabilities, noncurrent	286	286
Total liabilities	73,861	54,527
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 authorized as of December 31, 2023 and December 31, 2022; no shares issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Class A common stock, $0.001 par value; 500,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 44,452,161 and 27,800,861 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	44	28
Additional paid-in capital	410,492	290,216
Accumulated other comprehensive gain (loss)	251	(224)
Accumulated deficit	(309,102)	(213,112)
Total stockholders’ equity	101,685	76,908
Total liabilities and stockholders’ equity	$175,546	$131,435

The accompanying notes are an integral part of these financial statements.

VERA THERAPEUTICS, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Operating expenses:
Research and development	$78,225	$68,993
General and administrative	23,787	21,910
Total operating expenses	102,012	90,903
Loss from operations	(102,012)	(90,903)
Other income (expense):
Interest income	7,979	1,750
Interest expense	(3,786)	(992)
Other income	1,877	1,899
Change in fair value of non-marketable equity securities	(47)	(809)
Total other income	6,023	1,848
Loss before provision for income taxes	(95,989)	(89,055)
Provision for income taxes	(1)	(1)
Net loss	$(95,990)	$(89,056)
Other comprehensive loss:
Change in unrealized gain (loss) on marketable securities	251	(224)
Comprehensive loss	$(95,739)	$(89,280)
Net loss per share attributable to common stockholders, basic and diluted	$(2.25)	$(3.35)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	42,707,072	26,570,676

The accompanying notes are an integral part of these financial statements.

VERA THERAPEUTICS, INC.

Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balances as of December 31, 2021	20,968,376	$21	309,238	$—	$193,627	$—	$(124,056)	$69,592
Issuance of Class A common stock from underwritten follow-on offering, net of offering costs	5,742,026	6	—	—	80,028	—	—	80,034
Issuance of Class A common stock upon exercise of options	405,140	1	—	—	1,791	—	—	1,792
Issuance of Class A common stock pursuant to employee stock purchase plan	15,328	—	—	—	291	—	—	291
Issuance of Class A common stock upon vesting of restricted stock units	77,719	—	—	—	—	—	—	—
Conversion of Class B common stock into Class A common stock	309,238	—	(309,238)	—	—	—	—	—
Issuance of Class A common stock for payment of licensing fees, net of offering costs	283,034	—	—	—	5,592	—	—	5,592
Stock-based compensation	—	—	—	—	8,887	—	—	8,887
Unrealized loss on marketable securities	—	—	—	—	—	(224)	—	(224)
Net loss	—	—	—	—	—	—	(89,056)	(89,056)
Balances as of December 31, 2022	27,800,861	$28	—	$—	$290,216	$(224)	$(213,112)	$76,908
Issuance of common stock from underwritten follow-on offering, net of offering costs	16,428,572	16	—	—	107,727	—	—	107,743
Issuance of Class A common stock upon exercise of options	111,927	—	—	—	781	—	—	781
Issuance of Class A common stock upon vesting of restricted stock units	66,321	—	—	—	—	—	—	-
Issuance of Class A common stock pursuant to employee stock purchase plan	44,480	—	—	—	275	—	—	275
Stock-based compensation	-	—	—	—	11,493	—	—	11,493
Unrealized gain on marketable securities	—	—	—	—	—	475	—	475
Net loss	—	—	—	—	—	—	(95,990)	(95,990)
Balances as of December 31, 2023	44,452,161	$44	—	$—	$410,492	$251	$(309,102)	$101,685

The accompanying notes are an integral part of these financial statements.

VERA THERAPEUTICS, INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(95,990)	$(89,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	(4,086)	(846)
Reduction in the carrying amount of operating lease right-of-use assets	2,224	2,271
Stock-based compensation	11,493	8,887
Issuance of Class A common stock for licensing payment, net of costs	—	3,592
Change in fair value of non-marketable equity securities	47	809
Changes in operating assets and liabilities:
Prepaid expense and other current assets	173	(8,182)
Other assets	(309)	(111)
Accounts payable	(873)	10,606
Accrued and other current liabilities	(2,215)	7,036
Operating lease liabilities	(2,645)	(2,602)
Net cash used in operating activities	(92,181)	(67,596)
Cash flows from investing activities
Purchase of property and equipment	(63)	(62)
Purchase of marketable securities	(224,930)	(148,490)
Proceeds from maturities of marketable securities	176,019	78,000
Proceeds from sale of marketable securities	9,543	—
Net cash used in investing activities	(39,431)	(70,552)
Cash flows from financing activities
Proceeds from exercise of stock options and employee stock purchase plan	1,056	2,083
Proceeds from borrowings, net of costs	24,741	19,816
Proceeds from issuance of Class A common stock in follow-on offering	115,000	86,131
Payment of costs and underwriting discounts and commissions related to follow-on offering	(7,256)	(6,097)
Net cash provided by financing activities	133,541	101,933
Net increase (decrease) in cash and cash equivalents and restricted cash	1,929	(36,215)
Cash, cash equivalents and restricted cash, beginning of year	43,752	79,967
Cash, cash equivalents and restricted cash, end of year	$45,681	$43,752
Reconciliation of cash and cash equivalents and restricted cash to the balance sheets
Cash and cash equivalents	45,681	43,459
Restricted cash	—	293
Total cash and cash equivalents and restricted cash	$45,681	$43,752
Supplemental disclosure of cash flow information
Cash paid for interest	$3,352	$895
Cash paid for operating leases	$3,000	$2,734
Issuance of Class A common stock in payment of licensing fees	$—	$2,000

The accompanying notes are an integral part of these financial statements.

VERA THERAPEUTICS, INC.

Notes to Financial Statements

1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Description of Business

Vera Therapeutics, Inc. (the Company) is a clinical stage biotechnology company focused on developing and commercializing treatments for patients with serious immunological diseases. The Company was incorporated in May 2016 in Delaware. The Company’s headquarters and operations are located in Brisbane, California. The Company operates in one segment.

Initial Public Offering

On May 13, 2021, the Company’s registration statement on Form S-1 for its initial public offering (the IPO) was declared effective by the Securities and Exchange Commission (the SEC), and the shares of its Class A common stock commenced trading on the Nasdaq Global Select Market on May 14, 2021. The IPO closed on May 18, 2021. Prior to the completion of the IPO, all shares of redeemable convertible preferred stock then outstanding were converted into shares of Class A and Class B common stock.

Liquidity

Since inception, the Company devoted substantially all of its resources to its research and development efforts, pre-clinical studies and clinical trials, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. The Company has incurred recurring net operating losses and has not generated positive cash flow from operations since its inception, and had an accumulated deficit of $309.1 million as of December 31, 2023. The Company had cash, cash equivalents and marketable securities of $160.7 million as of December 31, 2023. The Company has funded its operations primarily through the issuance of common stock, redeemable convertible preferred stock, debt financing and convertible notes. Management expects to continue to incur losses and negative cash flows from operations for at least the next several years.

Management believes that the Company’s cash, cash equivalents and marketable securities as of December 31, 2023 will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months subsequent to the issuance date of these financial statements. The Company intends to raise additional capital through public or private equity offerings or debt financing or other capital sources, which may include strategic collaborations or other arrangements with third parties in order to achieve its long-term business objectives. If the Company fails to obtain necessary capital when needed on acceptable terms, or at all, it could force the Company to delay, limit, reduce or terminate its product development programs, commercialization efforts or other operations.

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

Use of Estimates

The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Management estimates that affect the reported amounts of assets and liabilities include the research contract costs and accruals, stock-based compensation expense, and the valuation allowance for deferred tax assets. The Company evaluates and adjusts its estimates and assumptions on an ongoing basis using historical experience and other factors. Actual results could differ materially from those estimates.

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

The Company’s product candidates require approvals from the U.S. Food and Drug Administration and comparable foreign regulatory authorities prior to commercial sales in their respective jurisdictions. There can be no assurance that any product candidates will receive the necessary approvals. If the Company was denied approval, approval was delayed, or the Company was unable to maintain approval for any product candidate, it could have a materially adverse impact on the Company.

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

Marketable Securities

The Company holds investments in marketable securities, consisting of U.S. government securities. Marketable debt securities with stated maturities of three months or less from the date of purchase are classified as cash equivalents and those with stated maturities of greater than three months as marketable securities on the balance sheet. The Company determines the appropriate classification of marketable debt securities at the time of purchase. The Company has the ability, if necessary, to liquidate its investments to meet its liquidity needs in the next 12 months, without significant penalty. Accordingly, those investments with contractual maturities greater than one year from the date of purchase are classified as current assets on the accompanying balance sheets. All marketable debt securities are classified as available-for-sale and are reported at estimated fair value, with unrealized gains and losses recorded in accumulated other comprehensive loss within stockholders’ equity. Interest, amortization and accretion of purchase premiums and discounts on marketable debt securities are included in other income (expense), net, in the statements of operations and comprehensive loss.

The cost of available-for-sale marketable securities sold is based on the specific identification method. Realized gains and losses on the sale of available-for-sale marketable securities are recorded in other income, net in the statements of operations and comprehensive loss.

The Company regularly reviews all of the marketable securities for decline in fair value to determine whether unrealized losses have resulted from credit loss or other factors. The review includes considerations for the cause of the impairment but is not limited to (i) the consideration of the cause of the decline, (ii) any currently recorded expected credit losses and (iii) the creditworthiness of the respective security issuers. A decline of fair value below cost basis is considered an other-than-temporary impairment if the Company has the intent to sell the security or it is more likely than not that the company will be required to sell the security before recovery of the entire cost basis. Regardless of the Company’s intent or requirement to sell the security, an impairment is considered other-than-temporary if the Company does not expect to recover the entire cost basis. In those instances, an impairment charge equal to the difference between fair value and the cost basis is recorded in other income (expense), on the statements of operations and comprehensive loss. No impairment loss was recognized for the fiscal years ended December 31, 2023 and 2022.

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

The Company’s non-marketable equity securities (see Note 5) are measured at fair value using an option pricing valuation methodology. The option pricing methodology relies on risk-neutral valuation which calculates the value of an asset by discounting the expected value of its future payoffs at the risk-free rate of return. The fair value of the non-marketable equity securities is derived from quoted prices for similar instruments and observable inputs in active markets. This approach results in the classification of these securities as Level 2 of the fair value hierarchy.

There were no transfers between Levels 1, 2, or 3 for any of the periods presented. As of December 31, 2023, and December 31, 2022, the Company held $44.7 million and $42.5 million, respectively, in money market funds.

Comprehensive Loss

Comprehensive loss consists of two components: net loss and other comprehensive loss. Other comprehensive loss refers to unrealized gains and losses that are recorded as an element of stockholders’ equity and are excluded from net loss. For the year ended December 31, 2023, other comprehensive loss consists of unrealized gains and losses on marketable securities.

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

Stock-Based Compensation

The Company recognizes compensation expense based on estimated fair values for all stock-based payment awards made to the Company’s employees, nonemployee directors and consultants that are expected to vest. The valuation of stock option awards is determined at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the Company to make assumptions and judgments about the inputs used in the calculations, such as the fair value of the common stock, expected term, expected volatility of the Company’s common stock, risk-free interest rate and expected dividend yield. The valuation of restricted stock awards is measured by the fair value of the Company’s Class A common stock on the date of the grant.

For all stock options granted, the Company calculated the expected term using the simplified method (derived from the average midpoint between the weighted average vesting period and the contractual term of the award) for “plain vanilla” stock option awards, as the Company has limited historical information to develop expectations about future exercise patterns and post vesting employment termination behavior. The estimate of expected volatility is based on comparative companies’ volatility. The risk-free rate is based on the yield available on United States Treasury zero-coupon issues corresponding to the expected term of the award. The Company records forfeitures when they occur. The Company determines the fair value of its Class A common stock using the market closing price on the date of grant.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This standard clarifies the guidance in Topic 210, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The guidance is effective for annual periods beginning after December 15, 2023, with early adoption permitted. The Company does not expect that the adoption of this standard will have a material impact on its financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will result in the required additional disclosures being included in the Company’s financial statements upon adoption.

3. OTHER FINANCIAL STATEMENT INFORMATION

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands).

	December 31, 2023	December 31, 2022
Prepaid clinical trial and drug manufacturing costs	$6,480	$8,487
Prepaid insurance	597	998
Prepaid equity financing costs	410	490
Prepaid rent	257	247
Prepaid software costs	237	104
Prepaid recruiting fees	109	—
Other	3,217	719
Total prepaid expenses and other current assets	$11,307	$11,045

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands).

	December 31, 2023	December 31, 2022
Accrued payroll	$3,932	$3,217
Accrued clinical and drug manufacturing expenses	2,213	4,334
Related party payable	1,926	2,780
Accrued legal fees	59	338
Accrued expenses and other	619	295
Total accrued expenses and other current liabilities	$8,749	$10,964

Related party payable represents amounts due to Ares Trading S.A. (Ares), an affiliate of Merck KGaA, Darmstadt, Germany, related to manufacturing technology and know-how transfer services performed for atacicept pursuant to the license agreement between the Company and Ares (see Note 11).

4. CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash equivalents are classified within Level 1 in the fair value hierarchy because the Company uses quoted market prices to the extent available or alternative pricing sources to determine fair value. Marketable debt securities are classified as Level 2 because they are valued using fair value from an independent pricing service, which may use quoted market prices for identical or comparable instruments or valuations using observable market data. The Company’s debt securities are accounted for as available-for-sale securities.

Unrealized gains and losses are reported as a component of other comprehensive loss. Fair value of the debt securities were $115.0 million and $71.2 million as of December 31, 2023 and December 31, 2022, respectively.

The following table presents the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2023
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Money market funds	Level 1	$44,650	$-	$-	$44,650
U.S. Government bonds	Level 2	63,619	70	(6)	63,683
U.S. Government agency securities	Level 2	19,665	7	(14)	19,658
Corporate debt securities	Level 2	31,500	194	-	31,694
Total cash equivalents and marketable securities		$159,434	$271	$(20)	$159,685

	December 31, 2022
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Money market funds	Level 1	$42,495	$-	$-	$42,495
U.S. Government bonds	Level 2	71,418	1	(225)	71,194
Total cash equivalents and marketable securities		$113,913	$1	$(225)	$113,689

Marketable debt securities that had been in unrealized loss positions as of December 31, 2023 and December 31, 2022 were in an unrealized loss position for less than 12 months. Unrealized losses from marketable debt securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent impairments based on evaluation of available evidence.

The following table classifies the estimated fair value of investments in available-for-sale marketable debt securities by effective contractual maturity dates (in thousands):

December 31, 2023
Due within one year	$93,845
Due after one year to two years	21,190
Total marketable securities	$115,035

5. NON-MARKETABLE EQUITY SECURITIES

Fair value of non-marketable equity securities is determined using alternative pricing sources and models utilizing market observable inputs. The Company reports the restricted equity securities as non-marketable equity securities on the balance sheet and determines current or non-current classification based on the expected duration of the restriction.

The carrying value is measured as the total initial cost, less the cumulative net unrealized loss. The following table summarizes the value of non-marketable equity securities using the measurement alternative (in thousands):

	December 31, 2023	December 31, 2022
Initial cost	$1,759	$1,759
Cumulative net fair value loss	(1,748)	(1,701)
Carrying value of non-marketable equity securities	$11	$58

6. LEASES

Net lease cost recognized for 2023 is summarized as follows (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Operating lease cost	$2,577	$2,378
Sublease income	(1,928)	(1,928)
Net lease cost	$649	$450

As of December 31, 2023, the maturities of the lease liabilities based on minimum lease commitment amount are as follows (in thousands):

2024	$3,022
2025	1,880
2026	-
2027	-
Total minimum lease payments	4,902
Less: Imputed interest	(1,071)
Present value of operating lease liabilities	3,831
Less: Current portion of operating lease liabilities	(2,436)
Non-current operating lease liabilities	$1,395

In November 2020, the Company entered into a non-cancellable sublease agreement for the leased facilities in South San Francisco, California, which ends concurrently with the original lease in September 2025.

As of December 31, 2023, under the terms of the sublease agreement, the Company is entitled to receive future annual sublease payments as follows (in thousands):

2024	$1,954
2025	1,496
Total sublease payments	$3,450

The subtenant of the leased facilities in South San Francisco, California, has disclosed in public filings that there is substantial doubt regarding its ability to continue as a going concern. As tenant, the Company remains responsible for minimum lease commitments of $4.3 million as of December 31, 2023, on the South San Francisco facilities.

In November 2021, the Company entered into a lease agreement that was amended in July 2022 for its headquarters office space in Brisbane, California. The lease term is through November 2024 with renewal options for the Company.

As of December 31, 2023, the Company had not executed any finance leases that were yet to commence. As of December 31, 2023, the weighted-average remaining operating lease term was 1.5 years and the weighted-average discount rate was 9.1% for operating leases recognized in the financial statements.

7. NOTE PAYABLE

Note payable consists of the following ($ in thousands):

		December 31, 2023		December 31, 2022
	Maturity	Effective Interest Rate	Amount	Effective Interest Rate	Amount
Collateralized note 2021-12	2027	14.73%	$5,000	13.57%	$5,000
Collateralized note 2022-11	2027	14.87%	20,000	13.74%	20,000
Collateralized note 2023-12	2027	15.37%	25,000		—
Total borrowings			50,000		25,000
Less: Debt issuance costs			(123)		(190)
Net carrying amount of debt			$49,877		$24,810

The carrying amount of debt approximates fair value due to its variable interest rate.

In December 2021, the Company entered into a non-revolving loan and security agreement (the Loan Agreement) with borrowing capacity of up to $50.0 million, which was scheduled to expire in December 2022. In November 2022, the Company entered into an amendment of the Loan Agreement. Among other changes, the amendment extended the scheduled expiration of the Loan Agreement to December 2023 and modified the reference rate from the London Interbank Offered Rate (LIBOR) to the Secured Overnight Financial Rate (SOFR). In conjunction with the amendment, the Company borrowed an additional $20.0 million from the Loan Agreement. In December 2023, the Company borrowed the remaining $25.0 million from the Loan Agreement. As of December 31, 2023, the Company’s outstanding borrowing under the Loan Agreement was $50.0 million.

In March 2023, upon achievement of a clinical data milestone, the Company elected to exercise a borrower option to extend the maturity of the outstanding loan by 12 months, from December 2026 to December 2027. The interest-only payment period was also extended by 12 months to December 2026. The Company is permitted to prepay the loan, subject to certain conditions. Upon the maturity date or prepayment of the loan, the Company is required to make a final payment equal to 7% of the aggregate principal amount of the loan.

The variable interest rate on the drawn amount is adjusted SOFR plus 825 basis points, subject to a per annum floor rate of 8.25%. The Loan Agreement contains a subjective acceleration clause in the case of an event of default. If such a matter occurs and is continuing, the lender may legally demand the outstanding principal and interest immediately due and payable. There are no financial covenants associated with the Loan Agreement and the loan is secured by the Company’s assets. The Loan Agreement is available for working capital, capital expenditures, and other general corporate purposes.

Principal installments due on the notes are as follows (in thousands):

2024	$—
2025	—
2026	—
2027	50,000
Total long-term debt	$50,000

8. COMMON STOCK

As of December 31, 2023, the Company’s amended and restated certificate of incorporation authorized the Company to issue 500,000,000 shares of Class A common stock and 14,600,000 shares of Class B common stock, each with a par value of $0.001 per share. Each share of Class A common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Class B common stock is non-voting. Class A common stockholders and holders of Class B common stock are entitled to receive dividends, as may be declared by the board of directors. Through December 31, 2023, no cash dividends have been declared or paid.

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

In June 2022, the Company filed a shelf registration statement on Form S-3 (File No. 333-265408) with the Securities and Exchange Commission, which permits the offering, issuance, and sale of up to a maximum aggregate offering price of $400.0 million of the Company’s common stock, preferred stock, debt securities and warrants. Up to a maximum of $150.0 million of the maximum aggregate offering price of $400.0 million may be issued and sold pursuant to an at-the-market financing facility under a sales agreement dated June 3, 2022, between the Company and Cowen and Company, LLC (Sales Agreement). As of December 31, 2023, all $150.0 million remains available for issuance and sale under the Sales Agreement.

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

The Company may not grant any additional awards under the 2017 Equity Incentive Plan (2017 EIP). The 2017 EIP will continue to govern outstanding equity awards granted thereunder. As of December 31, 2023, there were 288,775 shares available for issuance under the 2021 EIP.

2017 EIP and 2021 EIP

Stock option activity under the 2017 EIP and 2021 EIP was as follows:

	NUMBER OF OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE (000s)
Outstanding as of December 31, 2022	3,821,787	$10.30	8.51	$35,872
Granted	2,291,000
Exercised	(111,927)
Cancelled and forfeited	(238,624)
Outstanding as of December 31, 2023	5,762,236	$9.42	7.66	$39,197
Options exercisable as of December 31, 2023	2,611,696	$8.45	7.10	$20,112
Vested and expected to vest as of December 31, 2023	5,762,236	$9.42	7.66	$39,197

The aggregate intrinsic value of stock options exercised during the year ended December 31, 2023 was $1.0 million. The weighted-average grant date fair value of options granted during the years ended December 31, 2023 and 2022, was $5.92 per share and $13.63 per share, respectively.

ESPP

The ESPP enables eligible employees to purchase shares of the Company’s Class A common stock at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first trading day or the last trading day of the offering period, whichever is lower. Eligible employees generally include all employees. Share purchases are funded through payroll deductions of at least 1% and up to 15% of an employee’s eligible compensation for each payroll period. The number of shares reserved for issuance under the ESPP increase automatically on the first day of each fiscal year, beginning on January 1, 2022, by a number equal to the lesser of 440,502 shares, 1% of the total number of shares of the Company’s capital stock (including all classes of the Company’s common stock) outstanding on the last day of the calendar month prior to the date of the increase, or such lower number of shares (including no shares) approved by the Company’s board of directors. As of December 31, 2023, 59,808 shares have been issued pursuant to the ESPP. The ESPP generally provides for six-month consecutive offering periods beginning on September 14, 2021. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation. Stock-based compensation expense for the year ended December 31, 2023, was $0.2 million.

Stock-Based Compensation Expense

The following tables summarize the stock-based compensation expense for stock options, restricted stock awards, and restricted stock units granted to employees and nonemployees and for ESPP stock-based compensation that was recorded in the Company’s statements of operations and comprehensive loss for the years ended December 31, 2023 and 2022 (in thousands).

	Year Ended December 31,
	2023	2022
Research and development	$4,845	$4,592
General and administrative	6,648	4,295
Total stock-based compensation expense	$11,493	$8,887

	Year Ended December 31,
	2023	2022
Employees	$10,494	$5,975
Nonemployees	999	2,912
Total stock-based compensation expense	$11,493	$8,887

As of December 31, 2023, the Company had $22.0 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.5 years.

The fair value of stock options granted during the years ended December 31, 2023 and 2022, was estimated using the Black-Scholes option pricing model based on the following weighted average assumptions.

Year Ended December 31,
	2023	2022
Expected term (in years)	5.5 – 6.1	5.5 – 6.1
Expected volatility	79.5% – 80.5%	75.8% – 77.6%
Risk-free rate	3.4% – 4.7%	1.76% – 4.2%
Dividend yield	—	—

Restricted Stock Units

The Company grants restricted stock units (RSU) pursuant to the 2021 EIP and satisfies such grants through the issuance of the Company’s Class A common stock. The following table shows RSU activity for the period ending December 31, 2023.

	NUMBER OF SHARES	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE PER SHARE
Unvested balance at December 31, 2022	204,000	$18.37
Granted	—	—
Vested	(66,321)	18.36
Cancelled and forfeited	(6,000)	18.60
Unvested balance at December 31, 2023	131,679	$18.36

For the year ended December 31, 2023, the Company recognized $1.6 million of stock-based compensation for RSUs.

As of December 31, 2023, the Company had $1.5 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 0.8 years.

10. EMPLOYEE BENEFIT PLANS

The Company sponsors a qualified 401(k) defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. The Company contributed $142,000 and $95,000 to the plan for the years ended December 31, 2023 and 2022, respectively.

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

Subsequent to the effective date of the Ares Agreement, Ares is performing manufacturing technology and know-how transfer to the Company. The Company recorded related party expense of $2.8 million and $4.5 million to Ares for these services during the years ended December 31, 2023 and 2022, respectively. These amounts are included in research and development expenses on the statements of operations and comprehensive loss.

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

Under the Amplyx Agreement, the Company is obligated to make future milestone payments to Amplyx and Novartis upon the achievement of specified development, regulatory and commercial milestones. In September 2022, the Company and Novartis entered into an amendment to the Novartis License to modify the terms of future milestone payments. Pursuant to this amendment, the Company issued 283,034 shares of Class A common stock to Novartis in exchange for a reduction of $7.0 million in contingent future development milestones, including the $2.0 million contingent milestone obligation accrued by the Company in December 2021. The value of the shares issued was $5.7 million based on the closing market value of the Company’s Class A common stock as of the effective date of the amendment, and as a result of the amendment the Company recognized $3.7 million of research and development expense in the year ended December 31, 2022.

As of December 31, 2023, the Company is obligated to make future milestone payments of up to $7.0 million and $62.0 million to Amplyx and Novartis, respectively, contingent upon the achievement of specified development, regulatory and commercial milestones. In the event that MAU868 is commercialized, the Company will be obligated to pay royalties to Amplyx and Novartis based on net sales by country and by product.

12. INCOME TAXES

For financial reporting purposes, income (loss) before provision for income taxes, includes the following components (in thousands):

	December 31,
	2023	2022
Domestic	$(95,989)	$(89,055)
Foreign	—	—
Loss before income taxes	$(95,989)	$(89,055)

Provision for Income Taxes

The provision for income taxes consisted of the following (in thousands).

	December 31,
	2023	2022
Current:
Federal	$—	$—
State	1	1
Total current	1	1
Total deferred	—	—
Provision for income taxes	$1	$1

A reconciliation of the provision for income taxes computed using the U.S. statutory federal income tax rate compared to the income tax provision included in the statement of operations and comprehensive loss is as follows (in thousands).

	December 31,
	2023	2022
Tax on U.S. statutory rate on income before income taxes	$(20,158)	$(18,702)
State taxes	(489)	3,583
State valuation allowance	490	(3,582)
Federal valuation allowance	21,250	19,643
Tax credits	(1,598)	(710)
Other	506	(231)
Provision for income taxes	$1	$1

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

	December 31,
	2023	2022
Deferred tax assets:
Federal and state NOL carryforward	$27,539	$21,945
Research and other credits	6,051	3,762
Capitalized R&D	25,264	12,731
Fixed assets	3	2
Reserves and accruals	755	519
Stock based compensation	2,978	1,430
Other intangibles	8,313	8,583
Other DTA	384	402
Lease liability	804	1,360
Total gross DTA	72,091	50,734
Less: valuation allowance	(71,372)	(49,648)
Total deferred tax assets	719	1,086
Deferred tax liabilities:
Right of use	(619)	(1,086)
Other DTL	(100)	—
Total gross DTL	(719)	(1,086)
Net deferred tax assets	$—	$—

As of December 31, 2023, the Company has federal and state net operating loss carryforwards of $118.9 million and $35.7 million, respectively, of which $10.2 million of federal net operating loss carryforwards and $0.3 million of state net operating carryforwards will begin expiring in the year 2032 and 2036, respectively, if not utilized. The Company also has $109.0 million of federal net operating loss carryforwards as of December 31, 2023 that does not expire as a result of recent tax law changes. The Company has $5.4 million of federal research and development tax credit carryforwards, which begin to expire in the year 2037. The Company has $2.2 million of state research and development tax credit carryforwards, which have no expiration date.

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

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Based on the weight of all evidence including a history of operating losses, management has determined that it is not more likely than not that the net deferred tax assets will be realized. A valuation allowance of $71.4 million and $49.6 million for the year ended December 31, 2023 and 2022 has been established to offset the deferred tax assets as realization of such assets is uncertain.

Uncertain Tax Benefits

The Company has the following activity relating to the gross amount of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2023	2022
Beginning balance	$941	$668
Additions based on tax positions related to prior year	—	19
Decreases based on tax positions related to prior year	—	(11)
Additions based on tax positions related to current year	572	265
Ending balance	$1,513	$941

The Company accounts for income taxes in accordance with authoritative accounting guidance which states the impact of an uncertain income tax position is recognized at the largest amount that is “more likely than not” to be sustained upon audit by the relevant taxing authority. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained. None of these uncertain tax positions will impact the Company’s effective tax rate if assessed. The Company’s policy is to classify interest and penalties associated with unrecognized tax benefits as income tax expense. The Company had no interest or penalty accruals associated with uncertain tax benefits in its balance sheet and statement of operations for the years ended December 31, 2023 and 2022. The Company files income tax returns in the U.S. and California. The Company is not currently under examination by any major tax jurisdictions nor has it been in the past. Because of net operating losses and research credit carryovers, substantially all of our tax years remain open to examination. Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next 12 months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, the Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months.

13. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company believes that there are no actions pending which would have a material adverse effect on its results of operations, financial condition, or cash flows.

Indemnifications

As of December 31, 2023, the Company did not have any material indemnification claims that were probable or reasonably possible, and consequently no related liabilities have been recorded.

Employee Agreements

The Company has signed employment agreements with certain key employees pursuant to which, if their employment is terminated following a change of control of the Company, the employees are entitled to receive certain benefits, including severance and accelerated vesting of equity incentives.

Development and Manufacturing Services Agreements

The Company enters into development and manufacturing contracts with vendors in the conduct of our business. Contracts with these vendors may be terminated at the Company’s option, with varying provisions regarding termination. If a contract with a specific vendor were to be terminated, the Company would be obligated to pay for the products or services that had been provided or received at the time the termination became effective, and potentially additional compensation based upon lead time remaining between the date of notice of cancellation and the scheduled manufacturing run.

14. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following outstanding potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis).

	Year Ended December 31,
	2023	2022
Class A common stock options issued and outstanding	5,762,236	3,821,787
Unvested restricted stock units	131,679	204,000
Total	5,893,915	4,025,787

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

16. SUBSEQUENT EVENTS

Effective January 29, 2024, the Company suspended and terminated the prospectus (the ATM Prospectus) related to the sale of its Class A common stock in an “at-the-market” offering pursuant to the terms of the Sales Agreement (see Note 8). As a result, the Company will not make any sales of its Common Stock pursuant to the Sales Agreement unless and until a new prospectus, prospectus supplement or registration statement is filed. Deferred costs of $0.3 million were recognized as general and administrative expense upon termination of the ATM Prospectus.

On February 1, 2024, the Company completed a follow-on public offering pursuant to which the Company issued and sold 9,274,194 shares of its Class A common stock at an offering price of $31.00 per share, including the exercise in full by the underwriters of their option to purchase an additional 1,209,677 shares of Class A common stock. The Company received total net proceeds of approximately $269.6 million, after deducting underwriting discounts and commissions of $17.3 million, and offering costs of approximately $0.7 million.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2023.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Trading Arrangements

During the quarter ended December 31, 2023, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities set forth in the table below.

Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold	Expiration Date
Celia Lin, Chief Medical Officer***	Adoption	October 10, 2023	X		Up to 134,401	December 19, 2024****

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
***Dr. Lin separated from Vera effective January 3, 2024.
****In connection with her separation from Vera, Dr. Lin terminated this 10b5-1 Plan effective January 19, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained under the captions “Proposal 1 – Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” “Executive Officers,” and “Delinquent Section 16(a) Reports,” if any, in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2024 Annual Meeting of Stockholders (“Definitive Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2023 and is incorporated herein by reference.

Code of Business Conduct and Ethics

We maintain a Code of Business Conduct and Ethics (Code of Conduct) that applies to all our employees, officers and directors. This includes our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The full text of our Code of Conduct is posted on our website at www.veratx.com. If we make any substantive amendments to the Code of Conduct or grant any waiver from a provision of the Code of Conduct to any executive officer or director that are required to be disclosed pursuant to SEC rules, we will promptly disclose the nature of the amendment or waiver on our website or in a current report on Form 8-K.

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

Item 14. Principal Accountant Fees and Services.

The information required by this item will be set forth under the caption “Proposal 2 – Ratification of Selection of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement and is incorporated herein by reference.

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

10.6†	Vera Therapeutics, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on May 10, 2021).

10.7†*	Vera Therapeutics, Inc. 2024 Inducement Plan.

10.8†*	Forms of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the Vera Therapeutics, Inc. 2024 Inducement Plan.

10.9†*	Form of Restricted Stock Unit Grant Notice and Award Agreement under the Vera Therapeutics, Inc. 2024 Inducement Plan.

10.10†

Vera Therapeutics, Inc. 2021 Non-employee Director Compensation Policy, as amended on March 28, 2023 (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 28, 2023).

10.11†*	Vera Therapeutics, Inc. Non-employee Director Compensation Policy, as amended December 6, 2023.

10.12†

Form of Indemnification Agreement by and between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, file with the SEC on May 10, 2021).

10.13†¥

Amended and Restated Offer Letter by and between the Registrant and Marshall Fordyce, M.D., dated May 7, 2021 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on May 10, 2021).

10.14†¥	Separation Agreement by and between the Registrant and Celia Lin, M.D., dated January 3, 2024.

10.15†¥

Offer Letter, by and between the Registrant and Sean P. Grant, dated May 30, 2021 (incorporated by reference to Exhibit 10.1 the Registrant’s Current Report on Form 8-K, filed with the SEC on July 14, 2021).

10.16^

License Agreement by and between the Registrant and Ares Trading S.A., dated as of October 29, 2020 (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on April 23, 2021).

10.17¥

Loan and Security Agreement between the Registrant and Oxford Finance LLC, dated December 17, 2021 (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on February 7, 2022).

10.18¥^

License Agreement between Novartis International Pharmaceuticals AG and Amplyx Pharmaceuticals, Inc. dated August 26, 2019 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on February 7, 2022).

10.19^

Amendment No. 1 to License Agreement between Novartis International Pharmaceutics AG and Amplyx Pharmaceuticals, Inc. dated September 24, 2019 (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on February 7, 2022).

10.20^

Amendment to License Agreement, by and between the Registrant and Novartis Pharma AG, dated September 9, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 9, 2022).

10.21¥

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

32.1*#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Vera Therapeutics, Inc. Incentive Compensation Recoupment Policy

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

Vera Therapeutics, Inc.

Date: March 26, 2024	By:	/s/ Marshall Fordyce
Marshall Fordyce, M.D.
Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Marshall Fordyce	President, Chief Executive Officer and Director	March 26, 2024
Marshall Fordyce, M.D.	(Principal Executive Officer)

/s/ Sean Grant	Chief Financial Officer	March 26, 2024
Sean Grant	(Principal Financial Officer)

/s/ Joseph Young	Senior Vice President, Finance and Chief Accounting Officer	March 26, 2024
Joseph Young	(Principal Accounting Officer)

/s/ Michael Morrissey	Chairman of the Board	March 26, 2024
Michael Morrissey, Ph.D.

/s/ Andrew Cheng	Director	March 26, 2024
Andrew Cheng, M.D., Ph.D.

/s/ Patrick Enright	Director	March 26, 2024
Patrick Enright

/s/ Kimball Hall	Director	March 26, 2024
Kimball Hall

/s/ Maha Katabi	Director	March 26, 2024
Maha Katabi, Ph.D.

/s/ Scott Morrison	Director	March 26, 2024
Scott Morrison

/s/ Beth Seidenberg	Director	March 26, 2024
Beth Seidenberg, M.D.