Form 10-Q
period 2024-03-31
Vera Therapeutics, Inc.
filed 2024-05-10
CIK 1831828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 3, 2024, the registrant had 54,701,217 shares of common stock, $0.001 par value per share, outstanding, consisting solely of Class A common stock, $0.001 par value per share.

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

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS

An investment in shares of our Class A common stock involves a high degree of risk. Below is a list of some of the material risks associated with our business. This summary does not address all of the risks that we face. Additional discussion of the risks listed in this summary, as well as other risks that we face, are set forth under Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q:

•
We have completed a limited number of clinical trials for our lead product candidate, atacicept, and have no products approved for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.
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
•
If we experience material weaknesses in internal control over financial reporting in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERA THERAPEUTICS, INC.

Condensed Balance Sheets

(in thousands, except share amounts)

	March 31,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$69,105	$45,681
Marketable securities	334,559	115,035
Prepaid expenses and other assets, current	12,706	11,307
Total current assets	416,370	172,023
Property and equipment, net	81	92
Operating lease right-of-use assets	2,432	2,949
Prepaid expenses and other assets, noncurrent	473	482
Total assets	$419,356	$175,546
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,209	$11,118
Operating lease liabilities	2,275	2,436
Accrued expenses and other liabilities, current	7,059	8,749
Total current liabilities	14,543	22,303
Long-term debt	50,066	49,877
Operating lease liabilities, noncurrent	919	1,395
Accrued expenses and other liabilities, noncurrent	286	286
Total liabilities	65,814	73,861
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 authorized as of March 31, 2024 and December 31, 2023; no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Class A common stock, $0.001 par value; 500,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 54,457,371 and 44,452,161 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	54	44
Additional paid-in capital	691,146	410,492
Accumulated other comprehensive income (loss)	(173)	251
Accumulated deficit	(337,485)	(309,102)
Total stockholders’ equity	353,542	101,685
Total liabilities and stockholders’ equity	$419,356	$175,546

The accompanying notes are an integral part of these unaudited condensed financial statements.

VERA THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$23,200	$25,108
General and administrative	7,912	6,150
Total operating expenses	31,112	31,258
Loss from operations	(31,112)	(31,258)
Other income (expense):
Interest income	4,186	1,623
Interest expense	(1,906)	(874)
Other income	453	441
Change in fair value of non-marketable equity securities	(4)	(1)
Total other income	2,729	1,189
Net loss	$(28,383)	$(30,069)
Other comprehensive income (loss):
Change in unrealized (loss) gain on marketable securities	(424)	220
Comprehensive loss	$(28,807)	$(29,849)
Net loss per share attributable to common stockholders, basic and diluted	$(0.56)	$(0.80)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	50,971,933	37,667,566

The accompanying notes are an integral part of these unaudited condensed financial statements.

VERA THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Class A Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Comprehensive Income (Loss)	Deficit	Equity
Balance as of December 31, 2023	44,452,161	$44	$410,492	$251	$(309,102)	$101,685
Issuance of common stock from underwritten follow-on offering, net of offering costs	9,274,194	9	269,583	—	—	269,592
Issuance of common stock pursuant to exercise of options	708,897	1	6,612	—	—	6,613
Issuance of common stock upon vesting of restricted stock units	938	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	21,181	—	298	—	—	298
Proceeds from short swing settlement	—	—	37	—	—	37
Stock-based compensation	—	—	4,124	—	—	4,124
Unrealized loss on marketable securities	—	—	—	(424)	—	(424)
Net loss	—	—	—	—	(28,383)	(28,383)
Balances as of March 31, 2024	54,457,371	$54	$691,146	$(173)	$(337,485)	$353,542

	Class A Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Comprehensive Income (Loss)	Deficit	Equity
Balance as of December 31, 2022	27,800,861	$28	$290,216	$(224)	$(213,112)	$76,908
Issuance of common stock from underwritten follow-on offering, net of offering costs	16,428,572	16	107,727	—	—	107,743
Issuance of common stock pursuant to exercise of options	3,750	—	65	—	—	65
Issuance of common stock pursuant to employee stock purchase plan	27,926	—	175	—	—	175
Stock-based compensation	—	—	2,667	—	—	2,667
Unrealized loss on marketable securities	—	—	—	220	—	220
Net loss	—	—	—	—	(30,069)	(30,069)
Balances as of March 31, 2023	44,261,109	$44	$400,850	$(4)	$(243,181)	$157,709

The accompanying notes are an integral part of these unaudited condensed financial statements.

VERA THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(28,383)	$(30,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	(1,469)	(506)
Reduction in the carrying amount of operating lease right-of-use assets	517	579
Stock-based compensation	4,124	2,667
Changes in operating assets and liabilities:
Prepaid expense and other current assets	(392)	3,749
Other assets	9	(4)
Accounts payable	(5,909)	(6,665)
Accrued and other current liabilities	(1,690)	4,637
Operating lease liabilities	(637)	(680)
Net cash used in operating activities	(33,830)	(26,292)
Cash flows from investing activities
Purchase of marketable securities	(254,967)	(34,209)
Proceeds from maturities of marketable securities	31,681	36,900
Proceeds from sale of marketable securities	4,000	9,543
Net cash (used in) provided by investing activities	(219,286)	12,234
Cash flows from financing activities
Proceeds from exercise of stock options and employee stock purchase plan	6,911	240
Proceeds from short swing settlement	37	—
Proceeds from issuance of common stock in follow-on offering	287,500	115,000
Payment of costs and underwriting discounts and commissions related to follow-on offering	(17,908)	(7,256)
Net cash provided by financing activities	276,540	107,984
Net increase in cash and cash equivalents and restricted cash	23,424	93,926
Cash, cash equivalents and restricted cash, beginning of period	45,681	43,752
Cash, cash equivalents and restricted cash, end of period	$69,105	$137,678
Reconciliation of cash and cash equivalents and restricted cash to the balance sheets
Cash and cash equivalents	$69,105	$137,385
Restricted cash	—	293
Total cash and cash equivalents and restricted cash	$69,105	$137,678
Supplemental disclosure of cash flow information
Cash paid for interest expense	$1,520	$3,253
Cash paid for operating leases	$764	$746
Receivable on exercise of stock options	$13	$—

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

Liquidity

Since inception, the Company devoted substantially all of its resources to its research and development efforts, pre-clinical studies and clinical trials, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. The Company has incurred recurring net operating losses and has not generated positive cash flow from operations since its inception and had an accumulated deficit of $337.5 million as of March 31, 2024. The Company had cash, cash equivalents and marketable securities of $403.7 million as of March 31, 2024. The Company has funded its operations primarily through the issuance of common stock, redeemable convertible preferred stock, debt financing and convertible notes. Management expects to continue to incur losses and negative cash flows from operations for at least the next several years.

Management believes that the Company’s cash, cash equivalents and marketable securities as of March 31, 2024 will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months subsequent to the issuance date of these financial statements. The Company intends to raise additional capital through public or private equity offerings or debt financing or other capital sources, which may include strategic collaborations or other arrangements with third parties in order to achieve its long-term business objectives. If the Company fails to obtain necessary capital when needed on acceptable terms, or at all, it could force the Company to delay, limit, reduce or terminate its product development programs, commercialization efforts or other operations.

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

Unaudited Condensed Financial Statements

In the opinion of management, the unaudited condensed financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the period presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the audited financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 27, 2024.

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

Use of Estimates

The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Management estimates that affect the reported amounts of assets and liabilities include the accrual of research and development expenses, stock-based compensation expense, determination of incremental borrowing rate for operating leases, the valuation allowance for deferred tax assets, and fair value of marketable and non-marketable securities. The Company evaluates and adjusts its estimates and assumptions on an ongoing basis using historical experience and other factors. Actual results could differ materially from those estimates.

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

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Recently Adopted Accounting Pronouncements

In June 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This standard update clarifies the guidance in Topic 210, related to measuring the fair value of an equity security subject to contractual sale restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The guidance is effective for annual periods beginning after December 15, 2023, with early adoption permitted. The Company adopted this standard on January 1, 2024, and it did not have a material impact on the Company’s condensed financial statements or related disclosures.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update improves reportable segment disclosure requirements and requires enhanced disclosures related to significant segment expenses regularly provided to chief operating decision maker (CODM) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. Amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. This ASU will result in the required additional disclosures being included in the Company’s financial statements upon adoption.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will result in the required additional disclosures being included in the Company’s financial statements upon adoption.

3. OTHER FINANCIAL STATEMENT INFORMATION

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid clinical trial costs	$4,837	$5,273
Prepaid drug manufacturing costs	3,610	2,578
Interest income receivable	1,631	512
Prepaid commercial planning	1,044	789
Prepaid rent	277	257
Prepaid insurance	268	597
Prepaid professional services fees	250	198
Prepaid software license fees	221	237
Other	568	866
Total prepaid expenses and other current assets	$12,706	$11,307

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued payroll	$1,280	$3,932
Accrued clinical and drug manufacturing expenses	3,470	2,213
Accrued professional services fees	739	59
Related party payable	464	1,926
Other accrued expenses	1,106	619
Total accrued expenses and other current liabilities	$7,059	$8,749

Related party payable represents amounts due to Ares Trading S.A. (Ares), an affiliate of Merck KGaA, Darmstadt, Germany, related to manufacturing technology and know-how transfer services performed for atacicept pursuant to the license agreement between the Company and Ares (see Note 10).

4. CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company’s cash equivalents and available-for-sale investment securities are classified within the fair value hierarchy as defined by authoritative guidance. Level 1 securities consist of highly liquid money market funds for which the carrying amount approximates the fair value of identical assets as quoted in the active markets. Level 2 securities, consisting of U.S. Treasuries, U.S. agency securities and corporate debt securities, are measured based on other observable inputs, including broker or dealer quotations or other valuations using observable market data. The Company’s debt securities are accounted for as available-for-sale securities.

Unrealized gains and losses are reported as a component of other comprehensive income (loss). Fair value of the debt securities was $351.5 million and $115.0 million as of March 31, 2024 and December 31, 2023, respectively.

The following table presents the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2024
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities

Money market funds	Level 1	$48,782	$-	$-	$48,782	$48,782	$-
U.S. Government bonds	Level 2	230,349	10	(129)	230,230	16,935	213,295
U.S. Government agency securities	Level 2	15,988	2	(9)	15,981	-	15,981
Corporate debt securities	Level 2	105,330	84	(131)	105,283	-	105,283
Total cash equivalents and marketable securities		400,449	96	(269)	400,276	65,717	334,559
Cash						3,388
Total		$400,449	$96	$(269)	$400,276	$69,105	$334,559

	December 31, 2023
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities

Money market funds	Level 1	$44,650	$-	$-	$44,650	$44,650	$-
U.S. Government bonds	Level 2	63,619	70	(6)	63,683	-	63,683
U.S. Government agency securities	Level 2	19,665	7	(14)	19,658	-	19,658
Corporate debt securities	Level 2	31,500	194	-	31,694	-	31,694
Total cash equivalents and marketable securities		159,434	271	(20)	159,685	44,650	115,035
Cash						1,031
Total		$159,434	$271	$(20)	$159,685	$45,681	$115,035

Marketable debt securities that had been in unrealized loss positions as of March 31, 2024 and December 31, 2023 were in an unrealized loss position for less than 12 months. Unrealized losses from marketable debt securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent impairments based on evaluation of available evidence.

The following table classifies the estimated fair value of investments in available-for-sale marketable debt securities by effective contractual maturity dates (in thousands):

March 31, 2024
Due within one year	$226,517
Due after one year to two years	108,042
Total marketable securities	$334,559

5. LEASES

Net lease cost recognized is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$644	$644
Sublease income	(482)	(482)
Net lease cost	$162	$162

As of March 31, 2024, the maturities of the lease liabilities based on minimum lease commitment amount are as follows (in thousands):

2024 (remaining)	2,258
2025	1,880
2026	-
2027	-
Total minimum lease payments	4,138
Less: Imputed interest	(944)
Present value of operating lease liabilities	3,194
Less: Current portion of operating lease liabilities	(2,275)
Non-current operating lease liabilities	$919

In November 2020, the Company entered into a non-cancellable sublease agreement for the leased facilities in South San Francisco, California, which ends concurrently with the original lease in September 2025.

As of March 31, 2024, under the terms of the sublease agreement, the Company is entitled to receive future annual sublease payments as follows (in thousands):

2024 (remaining)	1,466
2025	1,496
Total sublease payments	$2,962

The subtenant of the leased facilities in South San Francisco, California, has disclosed in public filings that there is substantial doubt regarding its ability to continue as a going concern. As tenant, the Company remains responsible for minimum lease commitments of $3.7 million as of March 31, 2024, on the South San Francisco facilities.

In November 2021, the Company entered into a lease agreement that was amended in July 2022 for its headquarters office space in Brisbane, California. The lease term is through November 2024 with renewal options for the Company.

As of March 31, 2024, the Company had not executed any finance leases that were yet to commence. As of March 31, 2024, the weighted-average remaining operating lease term was 1.3 years and the weighted-average discount rate was 9.1% for operating leases recognized in the condensed financial statements.

6. NOTE PAYABLE

Note payable consists of the following ($ in thousands):

		March 31, 2024		December 31, 2023
	Maturity	Effective Interest Rate	Amount	Effective Interest Rate	Amount
Collateralized note 2021-12	2027	14.71%	$5,000	14.73%	$5,000
Collateralized note 2022-11	2027	14.85%	20,000	14.87%	20,000
Collateralized note 2023-12	2027	15.36%	25,000	15.37%	25,000
Total borrowings			50,000		50,000
Unamortized premium and debt issuance costs			66		(123)
Net carrying amount of debt			$50,066		$49,877

The carrying amount of debt approximates fair value due to its variable interest rate.

In December 2021, the Company entered into a non-revolving loan and security agreement (the Loan Agreement) with Oxford Finance. The Loan Agreement has a borrowing capacity of up to $50.0 million, which was scheduled to expire in December 2022. In November 2022, the Company entered into an amendment of the Loan Agreement. Among other changes, the amendment extended the scheduled expiration of the Loan Agreement to December 2023 and modified the reference rate from the London Interbank Offered Rate (LIBOR) to the Secured Overnight Financial Rate (SOFR). In conjunction with the amendment, the Company borrowed an additional $20.0 million from the Loan Agreement. In December 2023, the Company borrowed the remaining $25.0 million from the Loan Agreement. As of March 31, 2024, the Company’s outstanding borrowing under the Loan Agreement was $50.0 million.

In March 2023, upon achievement of a clinical data milestone, the Company elected to exercise a borrower option to extend the maturity of the outstanding loan by 12 months, from December 2026 to December 2027. The end date of the interest-only payment period was also extended by 12 months, from December 2025 to December 2026. The Company is permitted to prepay the loan, subject to certain conditions. Upon the maturity date or prepayment of the loan, the Company is required to pay an exit fee equal to 7% of the aggregate principal amount of the loan.

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

Principal installments due on the notes are as follows (in thousands):

Remainder of 2024	—
2025	—
2026	—
2027	50,000
Total long-term debt	$50,000

7. COMMON STOCK

As of March 31, 2024, the Company’s amended and restated certificate of incorporation authorized the Company to issue 500,000,000 shares of Class A common stock and 14,600,000 shares of Class B common stock, each with a par value of $0.001 per share. Each share of Class A common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Class B common stock is non-voting. There are no shares of Class B common stock outstanding as of March 31, 2024. Common stockholders are entitled to receive dividends, as may be declared by the board of directors. Through March 31, 2024, no cash dividends have been declared or paid.

In June 2022, the Company filed a shelf registration statement on Form S-3 (File No. 333-265408) with the Securities and Exchange Commission, which permits the offering, issuance, and sale of up to a maximum aggregate offering price of $400.0 million of the Company’s common stock, preferred stock, debt securities and warrants. Up to a maximum of $150.0 million of the maximum aggregate offering price of $400.0 million may be issued and sold pursuant to an at-the-market financing facility under a sales agreement dated June 3, 2022, between the Company and Cowen and Company, LLC (Sales Agreement). In January 2024, the Company suspended and terminated the prospectus (the ATM Prospectus) related to the sale of its Class A common stock in an “at-the-market” offering pursuant to the terms of the Sales Agreement. As a result, the Company will not make any sales of its Common Stock pursuant to the Sales Agreement unless and until a new prospectus, prospectus supplement or registration statement is filed. Deferred costs of $0.3 million were recognized as general and administrative expense upon termination of the ATM Prospectus.

In February 2023, the Company completed a follow-on public offering pursuant to which the Company issued and sold 16,428,572 shares of its Class A common stock at a public offering price of $7.00 per share, including 2,142,857 shares of Class A common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares.

In February 2024, the Company completed a follow-on public offering pursuant to which the Company issued and sold 9,274,194 shares of its Class A common stock at a public offering price of $31.00 per share, including 1,209,677 shares of Class A common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares.

8. STOCK COMPENSATION

In April 2021, the Company adopted the 2021 Employee Stock Purchase Plan (ESPP) and the 2021 Equity Incentive Plan (2021 EIP), each of which became effective in connection with the IPO. The Company has reserved 1,152,463 and 6,873,404 shares of Class A common stock for issuance under the ESPP and 2021 EIP, respectively.

The Company may not grant any additional awards under the 2017 Equity Incentive Plan (2017 EIP). The 2017 EIP will continue to govern outstanding equity awards granted thereunder. As of March 31, 2024, there were 747,367 shares available for issuance under the 2021 EIP.

2017 EIP and 2021 EIP

Stock option activity under the 2017 EIP and 2021 EIP was as follows:

	NUMBER OF OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE (000s)
Outstanding as of December 31, 2023	5,762,236	$9.42	7.66	$39,197
Granted	1,782,000
Exercised	(708,897)
Cancelled and forfeited	(359,568)
Outstanding as of March 31, 2024	6,475,771	$11.51	8.43	$204,699
Options exercisable as of March 31, 2024	2,183,086	$8.50	7.33	$75,573
Vested and expected to vest as of March 31, 2024	6,475,771	$11.51	8.43	$204,699

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2024, was approximately $20.5 million. The weighted-average grant date fair value of options granted during the three months ended March 31, 2024 was $11.85 per share.

ESPP

The ESPP enables eligible employees to purchase shares of the Company’s common stock at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first trading day or the last trading day of the offering period, whichever is lower. Eligible employees generally include all employees. Share purchases are funded through payroll deductions of at least 1% and up to 15% of an employee’s eligible compensation for each payroll period. The number of shares reserved for issuance under the ESPP increase automatically on the first day of each fiscal year, beginning on January 1, 2022, by a number equal to the lesser of 440,502 shares, 1% of the total number of shares of the Company’s capital stock (including all classes of the Company’s common stock) outstanding on the last day of the calendar month prior to the date of the increase, or such lower number of shares (including no shares) approved by the Company’s board of directors. As of March 31, 2024, 80,989 shares have been issued pursuant to the ESPP. The ESPP generally provides for six-month consecutive offering periods beginning on September 14, 2021. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation. Stock-based compensation expense related to the ESPP for the three months ended March 31, 2024, was $0.1 million.

Stock-Based Compensation Expense

The following tables summarize the stock-based compensation expense for stock options, restricted stock awards, and restricted stock units granted to employees and nonemployees and for ESPP stock-based compensation that was recorded in the Company’s condensed statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Research and development	$1,728	$1,134
General and administrative	2,396	1,533
Total stock-based compensation expense	$4,124	$2,667

	Three Months Ended March 31,
	2024	2023
Employees	$3,871	$2,324
Nonemployees	253	343
Total stock-based compensation expense	$4,124	$2,667

As of March 31, 2024, the Company had $35.7 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.9 years.

The fair value of stock options granted during the three months ended March 31, 2024 and 2023, was estimated using the Black-Scholes option pricing model based on the following weighted-average assumptions.

Three Months Ended March 31,
	2024	2023
Expected term (in years)	6.0 – 6.1	6.0 – 6.1
Expected volatility	67.7% – 67.8%	79.5% – 80.1%
Risk-free rate	3.8% – 4.0%	3.9% – 4.0%
Dividend yield	—	—

Restricted Stock Units

The Company grants restricted stock units (RSU) pursuant to the 2021 EIP and satisfies such grants through the issuance of its common stock. The following table shows RSU activity for the period ending March 31, 2024.

	NUMBER OF SHARES	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE PER SHARE
Unvested balance at December 31, 2023	131,679	$18.36
Granted	358,250	16.80
Vested	(938)	15.46
Cancelled and forfeited	(16,666)	18.60
Unvested balance at March 31, 2024	472,325	$17.18

For the three months ended March 31, 2024, the Company recognized $0.6 million of stock-based compensation for restricted stock units.

As of March 31, 2024, the Company had $6.6 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 3.1 years.

Inducement Plan

In February 2024, the Company adopted the 2024 Inducement Plan (Inducement Plan). The Inducement Plan was adopted by the compensation committee of the Company’s board of directors without stockholder approval pursuant to Nasdaq Marketplace Rule 5635(c)(4) (Rule 5635(c)4)). In accordance with Rule 5635(c)(4), awards made under the Inducement Plan, including stock options and restricted stock units, may only be granted to newly hired employees as a material inducement to accept employment with the Company. Awards granted under the Inducement Plan expire no later than ten years from the date of grant. An aggregate of 500,000 shares of common stock were reserved for issuance under the Inducement Plan. No shares were granted under the plan during the three months ended March 31, 2024.

9. EMPLOYEE BENEFIT PLANS

The Company sponsors a qualified 401(k) defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. The Company contributed $138,000 and $109,000 to the plan for the three months ended March 31, 2024 and 2023, respectively.

10. LICENSES AND COLLABORATIONS

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

Subsequent to the effective date of the Ares Agreement, Ares is performing manufacturing technology and know-how transfer to the Company. The Company recorded related party expense of $0.1 million and $0.9 million to Ares for these services during the three months ended March 31, 2024 and 2023, respectively. These amounts are included in research and development expenses on the statements of operations and comprehensive loss.

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

11. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company believes that there are no actions pending which would have a material adverse effect on its results of operations, financial condition, or cash flows.

Indemnifications

As of March 31, 2024, the Company did not have any material indemnification claims that were probable or reasonably possible, and consequently no related liabilities have been recorded.

Employee Agreements

The Company has signed employment agreements with certain key employees pursuant to which, if their employment is terminated following a change of control of the Company, the employees are entitled to receive certain benefits, including severance and accelerated vesting of equity incentives.

Development and Manufacturing Services Agreements

The Company enters into development and manufacturing contracts with vendors in the conduct of our business. Contracts with these vendors may be terminated at the Company’s option, with varying provisions regarding termination. If a contract with a specific vendor were to be terminated, the Company would be obligated to pay for the products or services that had been provided or received at the time the termination became effective, and potentially additional compensation based upon the period of time remaining between the date of notice of cancellation and the scheduled manufacturing.

12. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following outstanding potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis).

	Three Months Ended March 31,
	2024	2023
Class A common stock options issued and outstanding	6,475,771	5,649,255
Unvested RSUs	472,325	203,500
Total	6,948,096	5,852,755

13. RELATED PARTY TRANSACTIONS

In October 2020, the Company entered into the Ares Agreement with Ares, pursuant to which the Company obtained an exclusive worldwide license to certain patents and related know-how to research, develop, manufacture, use and commercialize therapeutic products containing atacicept, a recombinant fusion protein used to inhibit B cell growth and differentiation, which could potentially treat some autoimmune diseases. Related party transactions and balances in the current periods presented are described in Note 3 and Note 10.

Sofinnova Venture Partners X, L.P. (SVP X) is an investment fund in which Maha Katabi (Dr. Katabi), a member of the Company’s board of directors, has a pecuniary interest. SVP X completed transactions in the Company’s common stock within a six-month period ended March 25, 2024. The transactions included both purchases and sales of shares of the Company’s common stock that may be matchable for purposes of Section 16(b) of the Securities Exchange Act of 1934, as amended. These transactions could be deemed to have resulted in short-swing profits to Dr. Katabi of $36,620. Dr. Katabi voluntarily agreed to disgorge the profits and has paid $36,620 to the Company as a result of these transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 27, 2024 (the Annual Report).

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

Overview

We are a late clinical-stage biotechnology company focused on developing and commercializing transformative treatments for patients with serious immunological diseases. Immunoglobulin A nephropathy (IgAN) is a B cell disorder with a kidney pathology. Our lead product candidate, atacicept, is an at home, self-administered transmembrane activator and CAML interactor (TACI)-Fc fusion protein that blocks both B-cell activating factor (BAFF) and a proliferation-inducing ligand (APRIL) with best-in-class potential for the treatment of IgAN. The Phase 2b ORIGIN clinical trial evaluating the safety and efficacy of atacicept in participants with IgAN reported positive results at three timepoints: 24-week topline results in January 2023, 36-week results in June 2023, and 72-week results in January 2024. The trial remained blinded through 36 weeks, after which all participants were eligible for the open label extension portion of the study and received atacicept 150 mg through 96 weeks. At 24 and 36 weeks, respectively, atacicept met its primary endpoint with statistically significant reductions in urine protein creatinine ratio (UPCR) on atacicept 150 mg, and stable estimated glomerular filtration rate (eGFR) was observed for participants on atacicept, with clinically meaningful and statistically significant difference versus placebo. Participants treated with atacicept demonstrated reductions in galactose-deficient IgA1 (Gd-IgA1), the autoantigen produced by B cells in patients with IgAN, and a reduction in hematuria. The improvements in Gd-IgA1, hematuria, UPCR and eGFR represent the quartet of findings consistent with IgAN disease modification. The 72-week open label extension results showed consistent and sustained reductions in Gd-IgA1, hematuria, UPCR and continued eGFR stabilization. Additionally, atacicept’s safety profile was comparable to placebo. We advanced atacicept 150 mg in a pivotal Phase 3 clinical trial in IgAN in the second quarter of 2023. We believe that atacicept has pipeline in a molecule potential, with potential application in additional indications including systemic lupus erythematosus (SLE) and lupus nephritis (LN), a severe renal manifestation of SLE. We have designed and are poised to conduct a Phase 3 clinical trial of atacicept in LN, based on feedback from the FDA’s review of clinical results in a Phase 2 clinical trial of atacicept in SLE patients with HDA. We also hold worldwide, exclusive development and commercial rights to MAU868, a potentially first-in-class monoclonal antibody to treat reactivated BK virus (BKV) infections, for which we completed a Phase 2 clinical trial in 2022. In January 2023, we delayed enrollment in the pivotal Phase 3 trial for LN and commitment of resources to the MAU868 program. We believe that our current pipeline programs leverage the deep expertise of our team and have strong potential commercial synergies. We hold global developmental and commercial rights to all of our pipeline molecule.

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

To date, we have funded our operations primarily through proceeds from the sale of shares of our common stock, redeemable convertible preferred stock, debt financing and convertible promissory notes. As of March 31, 2024, we had $403.7 million in cash, cash equivalents and marketable securities, compared to $160.7 million as of December 31, 2023.

We have incurred significant operating losses since the commencement of our operations. Our net losses were $28.4 million and $30.1 million for the three months ended March 31, 2024 and 2023, respectively, and we expect to incur significant and increasing losses for the foreseeable future as we continue to advance our product candidates, atacicept and MAU868, to commercialization. Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our research and development activities. As of March 31, 2024, we had an accumulated deficit of $337.5 million, compared to $309.1 million as of December 31, 2023. Our primary use of cash is to fund operating expenses, which consist of research and development and general and administrative expenditures. Cash used to fund operating expenses depends on the timing of when we pay these expenses, as reflected in the changes in our working capital balances.

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

Geopolitical and Macroeconomic Developments

Due to geopolitical and macroeconomic events, bank failures, supply chain challenges, ongoing military conflicts, related sanctions, changes in U.S.-China relations, increasing inflation rates and the responses by central banking authorities to control such inflation, the U.S. and global financial markets experienced volatility, which has led to disruptions to trade, commerce, pricing stability, credit availability and supply chain continuity globally. As a result of these factors and other geopolitical and macroeconomic developments described in this Quarterly Report, our business and results of operations may be adversely affected.

Although we did not see a significant financial impact to our business operations as a result of recent geopolitical and macroeconomic developments during the three months ended March 31, 2024, there may be potential impacts to our business in the future that are highly uncertain and difficult to predict such as disruptions or restrictions in our supply chain, disruption or restrictions on our employees’ ability to travel, disruptions to or delays in ongoing non-clinical trials, clinical trials, third-party manufacturing supply and other operations, adverse geopolitical and macroeconomic concerns, interruptions or delays in the operations of the FDA or other regulatory authorities, continued increases in inflation and interest rates, or changes in availability and cost of credit and our ability to raise capital and conduct business development activities. The ultimate impact of these geopolitical and macroeconomic developments, as well as any lasting effects on our business, is highly uncertain and subject to continued change, and we recognize that macroeconomic and geopolitical factors may continue to present unique challenges for us.

We believe that our existing cash, cash equivalents and marketable securities held as of March 31, 2024, will be sufficient to fund our operations for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. However, should adverse geopolitical and macroeconomic events, bank failures, supply chain challenges, ongoing military conflicts, related sanctions, changes in U.S.-China relations, increasing inflation rates and the responses by central banking authorities to control such inflation, any recession or depression associated with those events or other events described herein, continue for a prolonged period, our results of operations, financial condition, liquidity and cash flows could be materially impacted as a result of a lower likelihood of effectively and efficiently developing and successfully commercializing our product candidates.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the periods presented.

	Three Months Ended March 31,		CHANGE
(dollars in thousands)	2024	2023	AMOUNT	%
Operating expenses:
Research and development	$23,200	$25,108	$(1,908)	(8)%
General and administrative	7,912	6,150	1,762	29%
Total operating expenses	31,112	31,258	(146)	(0)%
Loss from operations	(31,112)	(31,258)	146	(0)%
Other income (expense):
Interest income	4,186	1,623	2,563	158%
Interest expense	(1,906)	(874)	(1,032)	118%
Other income	453	441	12	3%
Change in fair value of non-marketable equity securities	(4)	(1)	(3)	300%
Total other income, net	2,729	1,189	1,540	130%
Net loss	$(28,383)	$(30,069)	$1,686	(6)%

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

The following table summarizes our research and development expenses incurred during the respective periods.

	Three Months Ended March 31,		CHANGE
(dollars in thousands)	2024	2023	AMOUNT	%
Direct research and development expenses
Contract drug manufacturing	$7,748	$15,494	$(7,746)	(50)%
Clinical trial expenses	6,780	4,736	2,044	43%
Consulting and professional services	2,195	642	1,553	242%
Indirect research and development expenses
Compensation and related benefits	5,967	3,999	1,968	49%
Facilities and other	510	237	273	115%
Research and development expenses	$23,200	$25,108	$(1,908)	(8)%

Research and development expenses decreased by $1.9 million, or 8%, to $23.2 million in the three months ended March 31, 2024, from $25.1 million in the three months ended March 31, 2023. Contract drug manufacturing expenses decreased by $7.7 million primarily due to the timing of the production of clinical drug supply in the first quarter of 2023 for our Phase 3 clinical trial of atacicept in IgAN, called ORIGIN 3, which initiated in the second quarter of 2023. Clinical trial expenses increased by $2.0 million due to increasing numbers of sites initiated and participants enrolled in ORIGIN 3 during the first quarter of 2024. Consulting and professional services increased by $1.6 million primarily due to increases in expenses for consultants, recruiting and placement fees for the hire of research and development personnel, and market research and other expenses incurred to prepare atacicept for approval application and commercial launch. Compensation and related benefits for research and development employees, including stock-based compensation, increased by $2.0 million due to growth in research and development headcount.

We expect our research and development expenses to increase in future periods as we continue to initiate additional sites and enroll participants in ORIGIN 3 and prepare for applications for regulatory approval of atacicept in IgAN, and if we resume development of other indications or product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and personnel-related expenses, including stock-based compensation, for our personnel in executive management, legal, finance, human resources, and other administrative functions. General and administrative expenses also include professional fees paid for accounting, auditing, legal, tax and consulting services, and other general overhead costs to support our operations. General and administrative expenses are recorded as expense in the period in which they are incurred, and payments we make prior to the receipt of goods or services to be used for general and administrative purposes efforts are deferred as prepaid expenses until the goods or services are received and used.

	Three Months Ended March 31,		CHANGE
(dollars in thousands)	2024	2023	AMOUNT	%
General and administrative	$7,912	$6,150	$1,762	29%

General and administrative expenses increased by $1.8 million, or 29%, to $7.9 million in the three months ended March 31, 2024, from $6.2 million in the three months ended March 31, 2023, due primarily to a $1.2 million increase in payroll and related expenses, including stock-based compensation, as a result of increased general and administrative employee headcount in the current period. Professional services, including legal expenses, recruiting and placement fees, audit and tax services, increased by $0.9 million, in aggregate. These increases were partially offset by a decrease of $0.3 million in insurance premium expenses.

Other Income, Net

	Three Months Ended March 31,		CHANGE
(dollars in thousands)	2024	2023	AMOUNT	%
Other income, net	$2,729	$1,189	1,540	130%

Other income, net, increased by $1.5 million, to $2.7 million in the three months ended March 31, 2024, from $1.2 million in the three months ended March 31, 2023, due to an increase of $2.6 million in interest income from higher yields on marketable securities held in the current period, partially offset by an increase of $1.0 million in interest expense due to higher outstanding loan balances in the current period.

Liquidity and Capital Resources

To date, we have funded our operations primarily through proceeds from the sale of shares of our common stock, redeemable convertible preferred stock, debt financing and convertible notes. From our inception through March 31, 2024, we have raised aggregate net cash proceeds of approximately $697.0 million from the issuance and sale of redeemable convertible preferred stock, convertible notes and common stock, and proceeds from our Loan Agreement with Oxford Finance LLC (Oxford). Since the date of our incorporation, we have not generated any revenue from product sales and have incurred substantial operating losses and negative cash flows from operations.

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

As of March 31, 2024, we had cash, cash equivalents and marketable securities of $403.7 million, as compared to $160.7 million as of December 31, 2023. We believe, based on our current operating plan, that our cash, cash equivalents and marketable securities as of March 31, 2024 will be sufficient to fund our operations and capital expenditure requirements for at least 12 months subsequent to the issuance date of the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Cash Flows

The following table summarizes our cash flows for the periods indicated.

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Net cash used in operating activities	$(33,830)	$(26,292)
Net cash provided by (used in) investing activities	(219,286)	12,234
Net cash provided by financing activities	276,540	107,984
Net increase in cash, cash equivalents and restricted cash	$23,424	$93,926

Operating Activities

In the three months ended March 31, 2024, we used $33.8 million of cash in operating activities, attributable to a net loss of $28.4 million and a net change in our net operating assets and liabilities of $8.6 million, partially offset by non-cash charges of $3.2 million. Non-cash charges primarily consisted of $4.1 million of stock-based compensation, $1.5 million of depreciation, amortization and accretion and a $0.5 million reduction in the carrying amount of operating lease right-of-use assets. The change in our net operating assets and liabilities was primarily due to a decrease of $0.6 million in operating lease liabilities, a decrease of $1.7 million in accrued and other current liabilities, a decrease of $5.9 million in accounts payable and an increase of $0.4 million in prepaid expense and other current assets.

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

Investing Activities

In the three months ended March 31, 2024, our investing activities used $219.3 million of cash, primarily resulting from $255.0 million for purchase of marketable securities, offset by $35.7 million provided by sales and maturities of marketable securities

In the three months ended March 31, 2023, our investing activities provided $12.2 million of cash, primarily resulting from $46.4 million of sales and maturities of marketable securities, partially offset by $34.2 million for purchases of marketable securities.

Financing Activities

In the three months ended March 31, 2024, our financing activities provided $276.5 million of cash, resulting from $287.5 million gross proceeds from our February 2024 follow-on offering, $6.9 million proceeds from exercise of stock options and issuance of shares under our employee stock purchase plan, partially offset by payment of $17.9 million in offering costs related to our February 2024 follow-on offering.

In the three months ended March 31, 2023, our financing activities provided $108.0 million of cash, resulting from $115.0 million gross proceeds from our February 2023 follow-on offering, partially offset by the payment of $7.3 million of related offering costs during the period.

Contractual Obligations

During the three months ended March 31, 2024, there were no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K.

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

We will remain an emerging growth company under the JOBS Act until the earliest of (i) the last day of our first fiscal year in which we have total annual gross revenue of $1.235 billion or more, (ii) the date on which we have issued more than $1.0 billion of non-convertible debt instruments during the previous three fiscal years, (iii) the date on which we are deemed a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding equity securities held by non-affiliates, or (iv) December 31, 2026. Based on our current public float, we anticipate that when we reevaluate our filer status on December 31, 2024, we will determine that we qualify as a “large accelerated filer.”

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K and the notes to our unaudited condensed financial statements appearing elsewhere in this Quarterly Report on Form

10-Q. During the three months ended March 31, 2024, there were no material changes to our critical accounting policies and estimates from those discussed in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

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

Based upon such evaluation, our CEO and CFO concluded that, as of March 31, 2024, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We identified no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks related to our financial position and need for additional capital

We have completed a limited number of clinical trials for our lead product candidate, atacicept, and have no products approved for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.

We are a late clinical-stage biotechnology company and we have no products approved for commercial sale, have not generated any revenue from product sales and have incurred losses since inception. To date, we have devoted substantially all of our resources to our research and development efforts, pre-clinical studies and clinical trials, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these operations. We have not yet demonstrated our ability to successfully obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult to accurately predict our future success or viability than it could be if we had a longer operating history.

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

As of March 31, 2024, we had $403.7 million in cash, cash equivalents and marketable securities. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. Our estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic nature of our business and the macroeconomic and geopolitical environment generally. We anticipate that our expenses will increase substantially if, and as, we:

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

We have incurred net losses in each reporting period since the commencement of our operations and have not generated any revenue from product sales to date. We had net losses of $28.4 million and $30.1 million for the three months ended March 31, 2024 and 2023, respectively. We had an accumulated deficit of $337.5 million as of March 31, 2024. Our losses have resulted principally from expenses incurred in research and development and from management and administrative costs and other expenses that we have incurred while building our business infrastructure, a significant portion of which were incurred resulting from our efforts to develop gamma-PNA chemistry and triplex gene editing for therapeutic use, which we discontinued in September 2020. Our product candidates are in clinical development. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing our product candidates in one or more indications, we expect that we will continue to incur substantial research and development and other expenses as we continue the clinical development programs for our product candidates in other indications.

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

As of March 31, 2024, the Company’s outstanding borrowing under the Loan Agreement was $50.0 million. Our overall leverage and certain obligations and affirmative and negative covenants contained in the related documentation could adversely affect our financial health and business and future operations by limiting our ability to, among other things, satisfy our obligations under the Loan Agreement, refinance our debt on terms acceptable to us or at all, plan for and adjust to changing business, industry and market conditions, use our available cash flow to fund future acquisitions and make dividend payments, and obtain additional financing for working capital, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity.

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

Outside the United States, an increasing number of laws, regulations and industry standards govern data privacy and security. For example, the EU GDPR and UK GDPR (collectively, GDPR), Canada’s Personal Information Protection and Electronic Documents Act (PIPEDA), Australia’s Privacy Act, India’s Information Technology Act, China’s Personal Information Protection Law (PIPL) and South Korea’s Personal Information Protection Act impose strict requirements for processing of personal data, including clinical trials participants and other individuals. For instance, companies that violate the GDPR can face private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests, temporary or definitive prohibitions on data processing and other corrective actions, fines of up to the greater of 20 million Euros under the EU GDPR / 17.5 million pounds under the UK GDPR, or 4% of their worldwide annual revenue, whichever is higher. Furthermore, China’s PIPL imposes a set of specific obligations on covered businesses in connection with their processing and transfer of personal data and imposes fines of up to RMB 50 million or 5% of the prior year’s total annual revenue of the violator.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework). These mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as the EEA and/or UK) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of the EEA for allegedly violating the EU GDPR’s cross-border data transfer limitations. Additionally, companies that transfer personal data out of the EEA and/or UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators individual litigants and activist groups. Regulators in the United States are also increasingly scrutinizing certain personal data transfers and may impose certain personal data localization requirements.

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

Additionally, in the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act (CPRA), (collectively, the CCPA), applies to personal data of consumers, business representatives, and employees who are California residents, and requires covered businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA also provides for fines of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties with whom we work.

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

As of March 31, 2024, we had 55 full-time employees, including 38 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we continue to operate as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts and JOBS Act of 2017 (Tax Act) and the Coronavirus Aid, Relief, and Economic Security Act of 2020 (CARES Act) enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. More recently, the Inflation Reduction Act of 2022 was enacted which includes provisions that will affect the U.S. federal income taxation of corporations, including imposing a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. In addition, it is uncertain if and to what extent various states will conform to such legislation or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense. Among the changes made by the Tax Act was a reduction of the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”. We continue to examine the impact this tax reform legislation may have on our business. We urge investors to consult with their legal and tax advisers regarding the implications of the Tax Act and other past and potential future changes in U.S. tax laws on an investment in our common stock.

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

The trading price of our common stock has been, and is likely to be, highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. For example, the closing price of our common stock from January 1, 2023 to May 3, 2024, has ranged from a low of $5.41 to a high of $49.14. The stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, these factors include:

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
•
sales of our securities by us, our insiders or our other stockholders; and
•
general geopolitical, macroeconomic, industry and market conditions, including the recent and potential future disruptions in access to bank deposits and lending commitments due to bank failures, supply chain challenges, ongoing military conflicts, related sanctions, changes in U.S.-China relations, increasing inflation rates and the responses by central banking authorities to control such inflation.

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

If we experience material weaknesses in internal control over financial reporting in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

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

As of March 31, 2024, there were 54,457,371 shares of Class A common stock outstanding and held of record by 20 stockholders. The number of record holders of our common stock does not include DTC participants or beneficial owners holding shares through nominee names.

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

We will remain an emerging growth company until the earliest to occur of: (1) the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; (2) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) December 31, 2026. Based on our current public float, we anticipate that when we re-evaluate our filer status on December 31, 2024, we will determine that we qualify as a “large accelerated filer.”

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

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting, including, if required by our filing status, an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an emerging growth company or a non-accelerated filer, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we performed an evaluation to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404(a) of the Sarbanes-Oxley Act. If our filing status changes, we will need to incur additional professional fees to comply with Section 404(b) of the Sarbanes-Oxley Act. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Additionally, we are also a “smaller reporting company,” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter. Based on our current public float, we anticipate that we will no longer qualify a smaller reporting company for the year ending December 31, 2025.

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

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive information of the Company could be leaked, disclosed or revealed as a result of or in connection with our employees’, personnel’s or third-party partners’ use of generative AI technologies.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act the listing requirements of the Nasdaq Stock Market LLC and other applicable securities rules and regulations. Complying with these rules and regulations has increased and will increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to disclose changes that have materially affected, or are likely to materially affect, our internal control and procedures on a quarterly basis. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could significantly harm our business, financial condition, results of operations and prospects. We may also need to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the quarter ended March 31, 2024, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities set forth in the table below.

Type of Trading Arrangement
Name	Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold***	Total Shares of Class A Common Stock to be Purchased	Expiration Date
Celia Lin, M.D.	Chief Medical Officer (former)	Termination	January 19, 2024	X		Up to 134,401	N/A	December 19, 2024

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

*** Represents the maximum number of shares that may be sold pursuant to the 10b5-1 trading arrangement. The number of shares to be sold was dependent on the satisfaction of certain conditions as set forth in the written plan.

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

10.1

Separation Agreement by and between the Registrant and Celia Lin, M.D., dated January 3, 2024 (incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 27, 2024).

10.2*¥	Offer Letter, by and between the Registrant and Robert Brenner, M.D., dated January 3, 2024.

10.3*¥	Offer Letter, by and between the Registrant and William Turner, dated December 19, 2023.

10.4	Vera Therapeutics, Inc. 2024 Inducement Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K (File No. 001-40407), filed with the SEC on March 27, 2024).

10.5

Forms of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the Vera Therapeutics, Inc. 2024 Inducement Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K (File No. 001-40407), filed with the SEC on March 27, 2024).

10.6

Forms of Restricted Stock Unit Grant Notice and Award Agreement under the Vera Therapeutics, Inc. 2024 Inducement Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K (File No. 001-40407), filed with the SEC on March 27, 2024).

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

Vera Therapeutics, Inc.

Date: May 9, 2024	By:	/s/ Marshall Fordyce
Marshall Fordyce, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Sean Grant
Sean Grant
Chief Financial Officer (Principal Financial Officer)