Form 10-Q
period 2024-06-30
Vera Therapeutics, Inc.
filed 2024-08-08
CIK 1831828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 5, 2024, the registrant had 54,827,665 shares of common stock, $0.001 par value per share, outstanding, consisting solely of Class A common stock, $0.001 par value per share.

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
•
We will become a “large accelerated filer” on December 31, 2024, and will be required to comply with Section 404(b) of the Sarbanes-Oxley Act beginning with our Annual Report on Form 10-K for the year ending December 31, 2024. Compliance with Section 404(b) will increase operating expenses and, despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will conclude within the prescribed timeframe that our internal control over financial reporting is effective.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERA THERAPEUTICS, INC.

Condensed Balance Sheets

(in thousands, except share amounts)

	June 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,085	$45,681
Marketable securities	359,302	115,035
Prepaid expenses and other assets, current	10,360	11,307
Total current assets	394,747	172,023
Property and equipment, net	155	92
Operating lease right-of-use assets	1,929	2,949
Prepaid expenses and other assets, noncurrent	460	482
Total assets	$397,291	$175,546
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,664	$11,118
Operating lease liabilities	2,116	2,436
Accrued expenses and other liabilities, current	11,638	8,749
Total current liabilities	18,418	22,303
Long-term debt	50,263	49,877
Operating lease liabilities, noncurrent	455	1,395
Accrued expenses and other liabilities, noncurrent	286	286
Total liabilities	69,422	73,861
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 authorized as of June 30, 2024 and December 31, 2023; no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Class A common stock, $0.001 par value; 500,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 54,816,573 and 44,452,161 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	55	44
Additional paid-in capital	699,457	410,492
Accumulated other comprehensive income (loss)	(450)	251
Accumulated deficit	(371,193)	(309,102)
Total stockholders’ equity	327,869	101,685
Total liabilities and stockholders’ equity	$397,291	$175,546

The accompanying notes are an integral part of these unaudited condensed financial statements.

VERA THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$29,311	$16,231	$52,511	$41,340
General and administrative	8,032	5,739	15,944	11,887
Total operating expenses	37,343	21,970	68,455	53,227
Loss from operations	(37,343)	(21,970)	(68,455)	(53,227)
Other income (expense):
Interest income	5,104	2,239	9,290	3,862
Interest expense	(1,912)	(914)	(3,819)	(1,789)
Other income	450	511	904	953
Change in fair value of non-marketable equity securities	(7)	(28)	(11)	(30)
Total other income	3,635	1,808	6,364	2,996
Net loss	$(33,708)	$(20,162)	$(62,091)	$(50,231)
Other comprehensive income (loss):
Change in unrealized (loss) gain on marketable securities	(277)	(138)	(700)	82
Comprehensive loss	$(33,985)	$(20,300)	$(62,791)	$(50,149)
Net loss per share attributable to common stockholders, basic and diluted	$(0.62)	$(0.46)	$(1.17)	$(1.23)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	54,728,552	44,269,772	52,850,242	40,986,907

The accompanying notes are an integral part of these unaudited condensed financial statements.

VERA THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Class A Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Comprehensive Income (Loss)	Deficit	Equity
Balances as of December 31, 2023	44,452,161	$44	$410,492	$251	$(309,102)	$101,685
Issuance of common stock from underwritten follow-on offering, net of offering costs	9,274,194	9	269,583	—	—	269,592
Issuance of common stock pursuant to exercise of options	708,897	1	6,612	—	—	6,613
Issuance of common stock upon vesting of restricted stock units	938	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	21,181	—	298	—	—	298
Proceeds from short swing settlement	—	—	37	—	—	37
Stock-based compensation	—	—	4,124	—	—	4,124
Unrealized loss on marketable securities	—	—	—	(424)	—	(424)
Net loss	—	—	—	—	(28,383)	(28,383)
Balances as of March 31, 2024	54,457,371	$54	$691,146	$(173)	$(337,485)	$353,542
Issuance of common stock pursuant to exercise of options	358,265	1	3,438	—	—	3,439
Issuance of common stock upon vesting of restricted stock units	937	—	—	—	—	—
Stock-based compensation	—	—	4,873	—	—	4,873
Unrealized loss on marketable securities	—	—	—	(277)	—	(277)
Net loss	—	—	—	—	(33,708)	(33,708)
Balances as of June 30, 2024	54,816,573	$55	$699,457	$(450)	$(371,193)	$327,869

	Class A Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Comprehensive Income (Loss)	Deficit	Equity
Balances as of December 31, 2022	27,800,861	$28	$290,216	$(224)	$(213,112)	$76,908
Issuance of common stock from underwritten follow-on offering, net of offering costs	16,428,572	16	107,727	—	—	107,743
Issuance of common stock pursuant to exercise of options	3,750	—	65	—	—	65
Issuance of common stock pursuant to employee stock purchase plan	27,926	—	175	—	—	175
Stock-based compensation	—	—	2,667	—	—	2,667
Unrealized loss on marketable securities	—	—	—	220	—	220
Net loss	—	—	—	—	(30,069)	(30,069)
Balances as of March 31, 2023	44,261,109	$44	$400,850	$(4)	$(243,181)	$157,709
Issuance of Class A common stock pursuant to exercise of options	44,820	—	432	—	—	432
Issuance of Class A common stock upon vesting of restricted stock units	2,500	—	—	—	—	—
Stock-based compensation	—	—	2,682	—	—	2,682
Unrealized loss on marketable securities	—	—	—	(138)	—	(138)
Net loss	—	—	—	—	(20,162)	(20,162)
Balances as of June 30, 2023	44,308,429	$44	$403,964	$(142)	$(263,343)	$140,523

The accompanying notes are an integral part of these unaudited condensed financial statements.

VERA THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(62,091)	$(50,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26	11
Accretion of discount and amortization of premium on purchase of debt securities	(4,475)	(1,641)
Accretion of loan exit fee and amortization of loan costs	386	153
Reduction in the carrying amount of operating lease right-of-use assets	1,020	1,143
Stock-based compensation	8,997	5,349
Changes in operating assets and liabilities:
Prepaid expense and other current assets	2,328	1,451
Other assets	22	(274)
Accounts payable	(6,454)	1,289
Accrued and other current liabilities	2,889	31
Operating lease liabilities	(1,260)	(1,345)
Net cash used in operating activities	(58,612)	(44,064)
Cash flows from investing activities
Purchase of property and equipment	(89)	—
Purchase of marketable securities	(336,055)	(143,058)
Proceeds from maturities of marketable securities	90,181	59,300
Proceeds from sale of marketable securities	4,000	9,543
Net cash used in investing activities	(241,963)	(74,215)
Cash flows from financing activities
Proceeds from exercise of stock options and employee stock purchase plan	10,350	672
Proceeds from short swing settlement	37	—
Proceeds from issuance of common stock in follow-on offering	287,500	115,000
Payment of costs and underwriting discounts and commissions related to follow-on offering	(17,908)	(7,256)
Net cash provided by financing activities	279,979	108,416
Net decrease in cash and cash equivalents	(20,596)	(9,863)
Cash and cash equivalents, beginning of period	45,681	43,752
Cash and cash equivalents, end of period	$25,085	$33,889
Supplemental disclosure of cash flow information
Cash paid for interest expense	$3,254	$1,636
Cash paid for operating leases	$1,528	$1,492
Receivable on exercise of stock options	$—	$5

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

Liquidity

Since inception, the Company devoted substantially all of its resources to its research and development efforts, pre-clinical studies and clinical trials, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. The Company has incurred recurring net operating losses and has not generated positive cash flow from operations since its inception and had an accumulated deficit of $371.2 million as of June 30, 2024. The Company had cash, cash equivalents and marketable securities of $384.4 million as of June 30, 2024. The Company has funded its operations primarily through the issuance of common stock, redeemable convertible preferred stock, debt financing and convertible notes. Management expects to continue to incur losses and negative cash flows from operations for at least the next several years.

Management believes that the Company’s cash, cash equivalents and marketable securities as of June 30, 2024 will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months subsequent to the issuance date of these financial statements. The Company intends to raise additional capital through public or private equity offerings or debt financing or other capital sources, which may include strategic collaborations or other arrangements with third parties in order to achieve its long-term business objectives. If the Company fails to obtain necessary capital when needed on acceptable terms, or at all, it could force the Company to delay, limit, reduce or terminate its product development programs, commercialization efforts or other operations.

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

Unaudited Condensed Financial Statements

In the opinion of management, the unaudited condensed financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year or any other period. The information included in this Form 10-Q should be read in conjunction with the audited financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 27, 2024.

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update improves reportable segment disclosure requirements and requires enhanced disclosures related to significant segment expenses regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. Amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. This ASU will result in the required additional disclosures being included in the Company’s financial statements upon adoption.

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

3. OTHER FINANCIAL STATEMENT INFORMATION

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid clinical trial costs	$4,371	$5,273
Interest income receivable	1,960	512
Prepaid insurance	1,247	597
Prepaid drug manufacturing costs	873	2,578
Prepaid commercial planning	574	789
Prepaid software license fees	393	237
Prepaid rent	274	257
Prepaid professional services fees	239	198
Other	429	866
Total prepaid expenses and other current assets	$10,360	$11,307

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued clinical and drug manufacturing expenses	$8,131	$2,213
Accrued payroll	2,582	3,932
Related party payable	105	1,926
Other accrued expenses	820	678
Total accrued expenses and other current liabilities	$11,638	$8,749

Related party payable represents amounts due to Ares Trading S.A. (Ares), an affiliate of Merck KGaA, Darmstadt, Germany, related to manufacturing technology and know-how transfer services performed for atacicept pursuant to the license agreement between the Company and Ares (see Note 10).

4. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

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

Unrealized gains and losses are reported as a component of other comprehensive income (loss). Fair value of the debt securities was $363.3 million and $115.0 million as of June 30, 2024 and December 31, 2023, respectively.

The following table presents the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2024
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities

Money market funds	Level 1	$17,429	$-	$-	$17,429	$17,429	$-
U.S. Government bonds	Level 2	227,249	11	(242)	227,018	-	227,018
U.S. Government agency securities	Level 2	12,492	-	(5)	12,487	-	12,487
Corporate debt securities	Level 2	123,995	35	(249)	123,781	3,984	119,797
Total cash equivalents and marketable securities		381,165	46	(496)	380,715	21,413	359,302
Cash						3,672
Total		$381,165	$46	$(496)	$380,715	$25,085	$359,302

	December 31, 2023
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities

Money market funds	Level 1	$44,650	$-	$-	$44,650	$44,650	$-
U.S. Government bonds	Level 2	63,619	70	(6)	63,683	-	63,683
U.S. Government agency securities	Level 2	19,665	7	(14)	19,658	-	19,658
Corporate debt securities	Level 2	31,500	194	-	31,694	-	31,694
Total cash equivalents and marketable securities		159,434	271	(20)	159,685	44,650	115,035
Cash						1,031
Total		$159,434	$271	$(20)	$159,685	$45,681	$115,035

Marketable debt securities that had been in unrealized loss positions as of June 30, 2024 and December 31, 2023 were in an unrealized loss position for less than 12 months. Unrealized losses from marketable debt securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent impairments based on evaluation of available evidence.

The following table classifies the estimated fair value of investments in available-for-sale marketable debt securities by effective contractual maturity dates (in thousands):

June 30, 2024
Due within one year	$278,948
Due after one year to two years	80,354
Total marketable securities	$359,302

5. LEASES

Net lease cost recognized is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$644	$644	$1,289	$1,289
Sublease income	(482)	(482)	(964)	(964)
Net lease cost	$162	$162	$325	$325

As of June 30, 2024, the maturities of the lease liabilities based on minimum lease commitment amount are as follows (in thousands):

2024 (remaining)	1,493
2025	1,880
2026	-
2027	-
Total minimum lease payments	3,373
Less: Imputed interest	(802)
Present value of operating lease liabilities	2,571
Less: Current portion of operating lease liabilities	(2,116)
Non-current operating lease liabilities	$455

In November 2020, the Company entered into a non-cancellable sublease agreement for the leased facilities in South San Francisco, California, which ends concurrently with the original lease in September 2025.

As of June 30, 2024, under the terms of this sublease agreement, the Company is entitled to receive future annual sublease payments as follows (in thousands):

2024 (remaining)	979
2025	1,496
Total sublease payments	$2,475

The subtenant of the leased facilities in South San Francisco, California, has disclosed in public filings that there is substantial doubt regarding its ability to continue as a going concern. As tenant, the Company remains responsible for minimum lease commitments of $3.1 million as of June 30, 2024, on the South San Francisco facilities.

In November 2021, the Company entered into a lease agreement that was amended in July 2022 for its headquarters office space in Brisbane, California. The lease term is through November 2024 with renewal options for the Company.

As of June 30, 2024, the Company had not executed any finance leases that were yet to commence. As of June 30, 2024, the weighted-average remaining operating lease term was 1.1 years and the weighted-average discount rate was 9.1% for operating leases recognized in the condensed financial statements.

6. NOTE PAYABLE

Note payable consists of the following ($ in thousands):

		June 30, 2024		December 31, 2023
	Maturity	Effective Interest Rate	Amount	Effective Interest Rate	Amount
Collateralized note 2021-12	2027	14.72%	$5,000	14.73%	$5,000
Collateralized note 2022-11	2027	14.86%	20,000	14.87%	20,000
Collateralized note 2023-12	2027	15.36%	25,000	15.37%	25,000
Total borrowings			50,000		50,000
Accrued exit fee net of unamortized issuance costs			263		(123)
Net carrying amount of debt			$50,263		$49,877

The carrying amount of debt approximates fair value due to its variable interest rate.

In December 2021, the Company entered into a non-revolving loan and security agreement (the Loan Agreement) with Oxford Finance. The Loan Agreement has a borrowing capacity of up to $50.0 million, of which $5.0 million was funded in December 2021, and the remaining credit facility was scheduled to expire in December 2022. In November 2022, the Company entered into an amendment of the Loan Agreement. Among other changes, the amendment extended the scheduled expiration of the Loan Agreement to December 2023 and modified the reference rate from the London Interbank Offered Rate (LIBOR) to the Secured Overnight Financial Rate (SOFR). In conjunction with the amendment, the Company borrowed an additional $20.0 million from the Loan Agreement. In December 2023, the Company borrowed the remaining $25.0 million from the Loan Agreement. As of June 30, 2024, the Company’s outstanding borrowing under the Loan Agreement was $50.0 million.

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

7. COMMON STOCK

As of June 30, 2024, the Company’s amended and restated certificate of incorporation authorized the Company to issue 500,000,000 shares of Class A common stock and 14,600,000 shares of Class B common stock, each with a par value of $0.001 per share. Each share of Class A common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Class B common stock is non-voting. There are no shares of Class B common stock outstanding as of June 30, 2024. Common stockholders are entitled to receive dividends, as may be declared by the board of directors. Through June 30, 2024, no cash dividends have been declared or paid.

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

The Company may not grant any additional awards under the 2017 Equity Incentive Plan (2017 EIP). The 2017 EIP will continue to govern outstanding equity awards granted thereunder. As of June 30, 2024, there were 663,680 shares available for issuance under the 2021 EIP.

2017 EIP and 2021 EIP

Stock option activity under the 2017 EIP and 2021 EIP was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000s)
Outstanding as of December 31, 2023	5,762,236	$9.42	7.66	$39,197
Granted	1,973,100
Exercised	(1,067,162)
Cancelled and forfeited	(419,602)
Outstanding as of June 30, 2024	6,248,572	$12.52	8.30	$148,917
Options exercisable as of June 30, 2024	2,372,563	$8.64	7.38	$65,350
Vested and expected to vest as of June 30, 2024	6,248,572	$12.52	8.30	$148,917

The aggregate intrinsic value of stock options exercised during the three and six months ended June 30, 2024, was approximately $10.6 and $31.2 million, respectively. The weighted average grant date fair value of options granted during the three and six months ended June 30, 2024 was $28.97 and $13.46 per share, respectively.

ESPP

The ESPP enables eligible employees to purchase shares of the Company’s common stock at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first trading day or the last trading day of the offering period, whichever is lower. Eligible employees generally include all employees. Share purchases are funded through payroll deductions of at least 1% and up to 15% of an employee’s eligible compensation for each payroll period. The number of shares reserved for issuance under the ESPP increases automatically on the first day of each fiscal year, beginning on January 1, 2022, by a number equal to the lesser of 440,502 shares, 1% of the total number of shares of the Company’s capital stock (including all classes of the Company’s common stock) outstanding on the last day of the calendar month prior to the date of the increase, or such lower number of shares (including no shares) approved by the Company’s board of directors. As of June 30, 2024, 80,989 shares have been issued pursuant to the ESPP. The ESPP generally provides for six-month consecutive offering periods beginning on September 14, 2021. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation. Stock-based compensation expense related to the ESPP for the three and six months ended June 30, 2024, was $0.1 million.

Stock-Based Compensation Expense

The following tables summarize the stock-based compensation expense for stock options and restricted stock units granted to employees and nonemployees and for ESPP stock-based compensation that was recorded in the Company’s condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$1,899	$1,231	$3,627	$2,365
General and administrative	2,974	1,451	5,370	2,984
Total stock-based compensation expense	$4,873	$2,682	$8,997	$5,349

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Employees	$4,261	$2,597	$8,132	$4,921
Nonemployees	612	85	865	428
Total stock-based compensation expense	$4,873	$2,682	$8,997	$5,349

As of June 30, 2024, the Company had $37.4 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.8 years.

The fair value of stock options granted during the three and six months ended June 30, 2024 and 2023, was estimated using the Black-Scholes option pricing model based on the following weighted-average assumptions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Expected term (in years)	5.5 – 6.1	5.5 – 6.1	5.5 – 6.1	5.5 – 6.1
Expected volatility	71.9% – 72.8%	80.2% – 80.5%	67.7% – 72.8%	79.5% – 80.5%
Risk-free rate	4.3% – 4.6%	3.4% – 3.8%	3.8% – 4.6%	3.4% – 4.0%
Dividend yield	—	—	—	—

Restricted Stock Units

The Company grants restricted stock units (RSU) pursuant to the 2021 EIP and satisfies such grants through the issuance of its common stock. The following table shows RSU activity for the period ended June 30, 2024.

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested balance at December 31, 2023	131,679	$18.36
Granted	389,362	18.67
Vested	(1,875)	15.46
Cancelled and forfeited	(25,332)	18.03
Unvested balance at June 30, 2024	493,834	$18.63

For the six months ended June 30, 2024, the Company recognized $1.6 million of stock-based compensation for restricted stock units.

As of June 30, 2024, the Company had $6.8 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 2.9 years.

Inducement Plan

In February 2024, the Company adopted the 2024 Inducement Plan (Inducement Plan). The Inducement Plan was adopted by the compensation committee of the Company’s board of directors without stockholder approval pursuant to Nasdaq Marketplace Rule 5635(c)(4). In accordance with Rule 5635(c)(4), awards made under the Inducement Plan, including stock options and restricted stock units, may only be granted to newly hired employees as a material inducement to accept employment with the Company. Awards granted under the Inducement Plan expire no later than ten years from the date of grant. An aggregate of 500,000 shares of common stock were reserved for issuance under the Inducement Plan. As of June 30, 2024, there were 430,175 shares available for issuance under the Inducement Plan.

9. EMPLOYEE BENEFIT PLANS

The Company sponsors a qualified 401(k) defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. The Company contributed $14,000 and $18,000 to the plan for the three months ended June 30, 2024 and 2023, respectively, and $152,000 and $127,000 for the six months ended June 30, 2024 and 2023, respectively.

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

In December 2020, the Company paid Ares a milestone payment of $25.0 million upon delivery and initiation of the transfer of specified information and materials. The non-refundable license issue fee and milestone payment were recorded to research and development expense in the period incurred. The Company is obligated to pay Ares aggregate milestone payments of up to $176.5 million upon the achievement of specified BLA filing or regulatory approval milestones, including $15.0 million upon the first filing of an approval application and $20.0 million upon regulatory approval in the U.S., and up to $515.0 million upon the achievement of specified commercial milestones.

Subsequent to the effective date of the Ares Agreement, Ares is performing manufacturing technology and know-how transfer to the Company. The Company recorded related party expense of $0.1 million and $1.1 million to Ares for these services during the three months ended June 30, 2024 and 2023, respectively, and $0.2 million and $2.0 million during the six months ended June 30, 2024 and 2023, respectively. These amounts are included in research and development expenses on the statements of operations and comprehensive loss.

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

Under the Amplyx Agreement, the Company is obligated to make future milestone payments to Amplyx and Novartis upon the achievement of specified development, regulatory and commercial milestones. In September 2022, the Company and Novartis entered into an amendment to the Novartis License to modify the terms of future milestone payments. Pursuant to this amendment, the Company issued 283,034 shares of Class A common stock to Novartis in exchange for a reduction of $7.0 million in contingent future development milestones, including the $2.0 million contingent milestone obligation accrued by the Company in December 2021. The value of the shares issued was $5.7 million based on the closing market value of the Company’s Class A common stock as of the effective date of the amendment.

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

Indemnifications

As of June 30, 2024, the Company did not have any material indemnification claims that were probable or reasonably possible, and consequently no related liabilities have been recorded.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Class A common stock options issued and outstanding	6,248,572	5,847,562	6,248,572	5,847,562
Unvested RSUs	493,834	201,000	493,834	201,000
Total	6,742,406	6,048,562	6,742,406	6,048,562

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

Overview

We are a late clinical-stage biotechnology company focused on developing and commercializing transformative treatments for patients with serious immunological diseases. Immunoglobulin A nephropathy (IgAN) is a B cell disorder with a kidney pathology. Our lead product candidate, atacicept, is an at home, self-administered transmembrane activator and CAML interactor (TACI)-Fc fusion protein that blocks both B-cell activating factor (BAFF) and a proliferation-inducing ligand (APRIL) with best-in-class potential for the treatment of IgAN. The Phase 2b ORIGIN clinical trial evaluating the safety and efficacy of atacicept in 116 participants with IgAN reported positive results at three timepoints: 24-week topline results in January 2023, 36-week results in June 2023, and 72-week results in January 2024. The trial remained blinded through 36 weeks, after which all participants were eligible for the open label extension portion of the study and received atacicept 150 mg through 96 weeks. At 24 and 36 weeks, respectively, atacicept met its primary endpoint with statistically significant reductions in urine protein creatinine ratio (UPCR) on atacicept 150 mg, and stable estimated glomerular filtration rate (eGFR) was observed for participants on atacicept, with clinically meaningful and statistically significant difference versus placebo. Participants treated with atacicept demonstrated reductions in galactose-deficient IgA1 (Gd-IgA1), the autoantigen produced by B cells in patients with IgAN, and a reduction in hematuria. The improvements in Gd-IgA1, hematuria, UPCR and eGFR represent the quartet of findings consistent with IgAN disease modification. The 72-week open label extension results showed consistent and sustained reductions in Gd-IgA1, hematuria, UPCR and continued eGFR stabilization. Additionally, atacicept’s safety profile was comparable to placebo. We advanced atacicept 150 mg in a pivotal Phase 3 clinical trial in IgAN in the second quarter of 2023, and we expect to report top line results in the second quarter of 2025. The Phase 2 portion of the ORIGIN clinical trial has been completed, and we expect to report final results from the 96-week trial in the fourth quarter of 2024. We believe that atacicept has pipeline in a molecule potential, with potential application in additional indications including systemic lupus erythematosus (SLE) and lupus nephritis (LN), a severe renal manifestation of SLE. We have designed and are poised to conduct a Phase 3 clinical trial of atacicept in LN, based on feedback from the FDA’s review of clinical results in a Phase 2 clinical trial of atacicept in SLE patients with high disease activity. We also hold worldwide, exclusive development and commercial rights to MAU868, a potentially first-in-class monoclonal antibody to treat reactivated BK virus (BKV) infections, for which we completed a Phase 2 clinical trial in 2022. In January 2023, we delayed enrollment in the pivotal Phase 3 trial for LN and commitment of resources to the MAU868 program. We believe that our current pipeline programs leverage the deep expertise of our team and have strong potential commercial synergies. We hold global developmental and commercial rights to all of our pipeline molecules.

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

To date, we have funded our operations primarily through proceeds from the sale of shares of our common stock, redeemable convertible preferred stock, debt financing and convertible promissory notes. As of June 30, 2024, we had $384.4 million in cash, cash equivalents and marketable securities, compared to $160.7 million as of December 31, 2023.

We have incurred significant operating losses since the commencement of our operations. Our net losses were $33.7 million and $20.2 million for the three months ended June 30, 2024 and 2023, respectively, and we expect to incur significant and increasing losses for the foreseeable future as we continue to advance our product candidates, atacicept and MAU868, to commercialization. Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our research and development activities. As of June 30, 2024, we had an accumulated deficit of $371.2 million, compared to $309.1 million as of December 31, 2023. Our primary use of cash is to fund operating expenses, which consist of research and development and general and administrative expenditures. Cash used to fund operating expenses depends on the timing of when we pay these expenses, as reflected in the changes in our working capital balances.

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

Although we did not see a significant financial impact to our business operations as a result of recent geopolitical and macroeconomic developments during the three and six months ended June 30, 2024, there may be potential impacts to our business in the future that are highly uncertain and difficult to predict such as disruptions or restrictions in our supply chain, disruption or restrictions on our employees’ ability to travel, disruptions to or delays in ongoing non-clinical trials, clinical trials, third-party manufacturing supply and other operations, adverse geopolitical and macroeconomic concerns, interruptions or delays in the operations of the FDA or other regulatory authorities, continued increases in inflation and interest rates, or changes in availability and cost of credit and our ability to raise capital and conduct business development activities. The ultimate impact of these geopolitical and macroeconomic developments, as well as any lasting effects on our business, is highly uncertain and subject to continued change, and we recognize that macroeconomic and geopolitical factors may continue to present unique challenges for us.

We believe that our existing cash, cash equivalents and marketable securities held as of June 30, 2024, will be sufficient to fund our planned operations and capital expenditure requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. However, should adverse geopolitical and macroeconomic events, bank failures, supply chain challenges, ongoing military conflicts, related sanctions, changes in U.S.-China relations, increasing inflation rates and the responses by central banking authorities to control such inflation, any recession or depression associated with those events or other events described herein, continue for a prolonged period, our results of operations, financial condition, liquidity and cash flows could be materially impacted as a result of a lower likelihood of effectively and efficiently developing and successfully commercializing our product candidates.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the periods presented.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2024	2023	Change	2024	2023	Change
Operating expenses:
Research and development	$29,311	$16,231	$13,080	$52,511	$41,340	$11,171
General and administrative	8,032	5,739	2,293	15,944	11,887	4,057
Total operating expenses	37,343	21,970	15,373	68,455	53,227	15,228
Loss from operations	(37,343)	(21,970)	(15,373)	(68,455)	(53,227)	(15,228)
Other income (expense):
Interest income	5,104	2,239	2,865	9,290	3,862	5,428
Interest expense	(1,912)	(914)	(998)	(3,819)	(1,789)	(2,030)
Other income	450	511	(61)	904	953	(49)
Change in fair value of non-marketable equity securities	(7)	(28)	21	(11)	(30)	19
Total other income, net	3,635	1,808	1,827	6,364	2,996	3,368
Net loss	$(33,708)	$(20,162)	$(13,546)	$(62,091)	$(50,231)	$(11,860)

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

The following table summarizes our research and development expenses incurred during the respective periods.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2024	2023	Change	2024	2023	Change
Direct research and development expenses
Contract drug manufacturing	$12,784	$4,494	$8,290	$19,563	$19,988	$(425)
Clinical trial expenses	6,831	5,820	1,011	14,579	10,556	4,023
Consulting and professional services	3,167	1,301	1,866	5,362	1,943	3,419
Indirect research and development expenses
Compensation and related benefits	5,992	4,267	1,725	11,960	8,266	3,694
Facilities and other	537	349	188	1,047	587	460
Research and development expenses	$29,311	$16,231	$13,080	$52,511	$41,340	$11,171

Research and development expenses increased by $13.1 million, or 81%, to $29.3 million in the three months ended June 30, 2024, from $16.2 million in the three months ended June 30, 2023, due primarily to an increase of $8.3 million in contract drug manufacturing and related activities for atacicept resulting from the commencement of atacicept drug substance manufacturing to be used for process performance qualification, an increase of $1.0 million in clinical trial expenses due to a greater number of sites initiated and participants enrolled in our Phase 3 clinical trial of atacicept in IgAN, called ORIGIN 3, an increase of $1.9 million in consulting and professional services, including a $1.3 million increase in commercial planning and medical affairs expenses, and an increase of $1.7 million for compensation and related benefit expenses, including stock-based compensation expense due to growth in research and development headcount.

Research and development expenses increased by $11.2 million, or 27%, to $52.5 million in the six months ended June 30, 2024, from $41.3 million in the six months ended June 30, 2023, due primarily to an increase of $4.0 million in clinical trial expenses due to a greater number of sites initiated and participants enrolled in ORIGIN 3, an increase of $3.4 million in consulting and professional services, including a $2.0 million increase in commercial planning and medical affairs expenses and a $0.6 million increase in recruiting and placement fees, and an increase of $3.7 million for compensation and related benefit expenses, including stock-based compensation due to growth in research and development headcount.

We expect our research and development expenses to increase in future periods as we continue to initiate additional sites and enroll participants in ORIGIN 3 and prepare for applications for regulatory approval of atacicept in IgAN, and if we expand development of other indications or product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and personnel-related expenses, including stock-based compensation, for our personnel in executive management, legal, finance, human resources, and other administrative functions. General and administrative expenses also include professional fees paid for accounting, auditing, legal, tax and consulting services, and other general overhead costs to support our operations. General and administrative expenses are recorded as expense in the period in which they are incurred, and payments we make prior to the receipt of goods or services to be used for general and administrative purposes are deferred as prepaid expenses until the goods or services are received and used.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2024	2023	Change	2024	2023	Change
General and administrative	$8,032	$5,739	$2,293	$15,944	$11,887	$4,057

General and administrative expenses increased by $2.3 million, or 40%, to $8.0 million in the three months ended June 30, 2024, from $5.7 million in the three months ended June 30, 2023, due primarily to an increase of $1.5 million in payroll and related expenses, including stock-based compensation, as a result of increased general and administrative employee headcount, an increase of $0.2 million in audit and tax-related fees, and an increase of $0.5 million in expenses for consultants and compensation to non-employee directors.

General and administrative expenses increased by $4.1 million, or 34%, to $15.9 million in the six months ended June 30, 2024, from $11.9 million in the six months ended June 30, 2023, due primarily to an increase of $2.7 million in payroll and related expenses, including stock-based compensation, as a result of increased general and administrative employee headcount, an increase of $0.5 million in outside legal expenses, an increase of $0.4 million in audit and tax-related fees and an increase of $0.4 million in expenses for consultants and compensation to non-employee directors, partially offset by a $0.4 million decrease in insurance premium expenses.

Other Income, Net

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2024	2023	Change	2024	2023	Change
Other income, net	$3,635	$1,808	$1,827	$6,364	$2,996	$3,368

Other income, net, increased by $1.8 million, to $3.6 million in the three months ended June 30, 2024, from $1.8 million in the three months ended June 30, 2023, due to an increase of $2.9 million in interest income from greater balances of marketable securities held, partially offset by an increase of $1.0 million in interest expense due to higher outstanding loan principal balances in the current period.

Other income, net, increased by $3.4 million, to $6.4 million in the six months ended June 30, 2024, from $3.0 million in the six months ended June 30, 2023, due to an increase of $5.4 million in interest income from greater balances of marketable securities held, partially offset by an increase of $2.0 million in interest expense due to higher outstanding loan principal balances in the current period.

Liquidity and Capital Resources

To date, we have funded our operations primarily through proceeds from the sale of shares of our common stock, redeemable convertible preferred stock, debt financing and convertible notes. From our inception through June 30, 2024, we have raised aggregate net cash proceeds of approximately $697.0 million from the issuance and sale of redeemable convertible preferred stock, convertible notes and common stock, and proceeds from our Loan Agreement with Oxford Finance LLC (Oxford). Since the date of our incorporation, we have not generated any revenue from product sales and have incurred substantial operating losses and negative cash flows from operations.

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

We anticipate that we will continue to incur net losses for the foreseeable future as we continue research and development activities of atacicept and MAU868, hire additional staff, including clinical, operational, administrative and management personnel, and incur additional expenses associated with operating as a public company. We expect to incur significant expenses and operating losses for the foreseeable future as we advance our clinical development activities and our product candidate portfolio. We expect that our research and development and general and administrative costs will increase substantially in connection with conducting additional clinical trials for our research programs and product candidates, contracting with third parties to support nonclinical studies and clinical trials, expanding our intellectual property portfolio, and providing general and administrative support for our operations. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

As of June 30, 2024, we had cash, cash equivalents and marketable securities of $384.4 million, as compared to $160.7 million as of December 31, 2023. We believe, based on our current operating plan, that our cash, cash equivalents and marketable securities as of June 30, 2024 will be sufficient to fund our planned operations and capital expenditure requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q.

Cash Flows

The following table summarizes our cash flows for the periods indicated.

	Six Months Ended June 30,
(dollars in thousands)	2024	2023
Net cash used in operating activities	$(58,612)	$(44,064)
Net cash used in investing activities	(241,963)	(74,215)
Net cash provided by financing activities	279,979	108,416
Net decrease in cash and cash equivalents	$(20,596)	$(9,863)

Operating Activities

In the six months ended June 30, 2024, we used $58.6 million of cash in operating activities, attributable to a net loss of $62.1 million, $4.5 million of non-cash interest income and a net change in operating assets and liabilities of $2.5 million, partially offset by non-cash operating expenses of $9.9 million. Non-cash operating expenses primarily consisted of $9.0 million of stock-based compensation and a $1.0 million reduction in the carrying amount of operating lease right-of-use assets. The net change in operating assets and liabilities was primarily due to a decrease of $6.5 million in accounts payable and a decrease of $1.3 million in operating lease liabilities, partially offset by an increase of $2.9 million in accrued and other current liabilities and an increase of $2.3 million in prepaid expense and other current assets.

In the six months ended June 30, 2023, we used $44.1 million of cash in operating activities, primarily attributable to a net loss of $50.2 million, partially offset by $5.3 million of non-cash stock-based compensation expense.

Investing Activities

In the six months ended June 30, 2024, our investing activities used $242.0 million of cash, primarily resulting from $336.1 million for purchase of marketable securities, offset by $94.2 million provided by sales and maturities of marketable securities.

In the six months ended June 30, 2023, our investing activities used $74.2 million of cash, primarily resulting from $143.1 million for purchase of marketable securities, partially offset by $68.8 million provided by sales and maturities of marketable securities.

Financing Activities

In the six months ended June 30, 2024, our financing activities provided $280.0 million of cash, resulting from $287.5 million gross proceeds from our February 2024 follow-on offering, $10.4 million proceeds from exercise of stock options and issuance of shares under our employee stock purchase plan, partially offset by $17.9 million of costs and underwriting discounts and commissions related to our February 2024 follow-on offering.

In the six months ended June 30, 2023, our financing activities provided $108.4 million of cash, resulting from $115.0 million gross proceeds from our February 2023 follow-on offering, $0.7 million proceeds from exercise of stock options and issuance of shares under our employee stock purchase plan, partially offset by $7.3 million of costs and underwriting discounts and commissions related to our February 2023 follow-on offering.

Contractual Obligations

During the six months ended June 30, 2024, there were no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K.

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

At-the-Market Offering

In June 2022, we entered into a sales agreement with Cowen and Company LLC (Cowen) as sales agent, pursuant to which we may issue and sell shares of our common stock for an aggregate maximum offering price of $150.0 million under an at-the-market offering program (ATM). We would pay Cowen up to 3.0% of gross proceeds of the common stock sold through the ATM. Effective January 29, 2024, we suspended and terminated the prospectus related to the sale of common stock under the ATM. As a result, we will not make any sales of common stock pursuant to the ATM unless and until a new prospectus, prospectus supplement or registration statement is filed.

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

We will remain an emerging growth company under the JOBS Act until the earliest of (i) the last day of our first fiscal year in which we have total annual gross revenue of $1.235 billion or more, (ii) the date on which we have issued more than $1.0 billion of non-convertible debt instruments during the previous three fiscal years, (iii) the date on which we are deemed a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding equity securities held by non-affiliates, or (iv) December 31, 2026. Based on our public float as of June 28, 2024, the last business day of our second quarter, when we reevaluate our filer status on December 31, 2024, we will qualify as a “large accelerated filer” and will no longer be an emerging growth company.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K and the notes to our unaudited condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2024, there were no material changes to our critical accounting policies and estimates from those discussed in our Annual Report.

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

Based upon such evaluation, our CEO and CFO concluded that, as of June 30, 2024, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We identified no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2024, we had $384.4 million in cash, cash equivalents and marketable securities. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations and capital expenditure requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. Our estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic nature of our business and the macroeconomic and geopolitical environment generally. We anticipate that our expenses will increase substantially if, and as, we:

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

We have incurred net losses in each reporting period since the commencement of our operations and have not generated any revenue from product sales to date. We had net losses of $33.7 million and $20.2 million for the three months ended June 30, 2024 and 2023, respectively. We had an accumulated deficit of $371.2 million as of June 30, 2024. Our losses have resulted principally from expenses incurred in research and development and from management and administrative costs and other expenses that we have incurred while building our business infrastructure, a significant portion of which were incurred resulting from our efforts to develop gamma-PNA chemistry and triplex gene editing for therapeutic use, which we discontinued in September 2020. Our product candidates are in clinical development. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing our product candidates in one or more indications, we expect that we will continue to incur substantial research and development and other expenses as we continue the clinical development programs for our product candidates in other indications.

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

As of June 30, 2024, the Company’s outstanding borrowing under the Loan Agreement was $50.0 million. Our overall leverage and certain obligations and affirmative and negative covenants contained in the related documentation could adversely affect our financial health and business and future operations by limiting our ability to, among other things, satisfy our obligations under the Loan Agreement, refinance our debt on terms acceptable to us or at all, plan for and adjust to changing business, industry and market conditions, use our available cash flow to fund future acquisitions and make dividend payments, and obtain additional financing for working capital, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity.

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

Clinical development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Failure can occur at any stage of clinical development. We have never submitted a BLA to the FDA or similar drug approval filings to comparable foreign authorities. If we are ultimately unable to obtain regulatory approval for our product candidates, we will be unable to generate product revenue and our business, financial condition, results of operations and prospects will be significantly harmed.

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

The biotechnology industry is intensely competitive and subject to rapid and significant technological change. Our competitors include multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. The current standard-of-care for IgAN consists of treatment with off-label use of RAAS inhibitors, including ACE inhibitors and ARBs, to control blood pressure, or steroids with or without other immunosuppressive agents to non-specifically reduce inflammation. SGLT2 inhibitors, including AstraZeneca’s Farxiga, which is approved for chronic kidney disease, is becoming the standard-of-care in some geographies including the United States. Among emerging therapies, we consider our most direct competitors with respect to atacicept in IgAN to be approved products: the reformulated steroid from Calliditas Therapeutics AB, and endothelin and angiotensin II receptor antagonist from Travere Therapeutics, Inc.; programs in Phase 3 clinical development: Otsuka Pharmaceutical Co, Ltd., Novartis, Alnylam Pharmaceuticals Inc. and Roche/Ionis; and the following companies with programs in Phase 2 of clinical development: Reata Pharmaceuticals, Inc., AstraZeneca, Biogen Inc., Eladon Pharmaceuticals and DiaMedica Therapeutics, Inc.

In LN, prior to December 2020, there had been no approved therapies, and the standard-of-care has consisted of a number of non-specific therapies, including MMF, steroids, cyclophosphamide, rituximab, calcineurin inhibitors, azathioprine, and hydroxychloroquine, dependent on class of disease and whether a patient was cycling through the induction or maintenance phase of therapy. Paradigms are evolving with the FDA approvals of GlaxoSmithKline plc’s Benlysta (belimumab) and Aurinia Pharmaceuticals Inc.’s Lupkynis (voclosporin), both of which we consider to be direct competitors. Our competitors include: Roche Holding AG, Novartis Pharmaceuticals Corporation, and AstraZeneca, each of which have programs in Phase 3 clinical development; and BeiGene Ltd., Janssen Pharmaceuticals, Inc., AstraZeneca, Alexion, Omeros Corporation, Kezar Life Science Inc., Bristol Myers Squibb, Boehringer Ingelheim International GmbH, Amgen Inc. and Novartis, each of which have programs in Phase 2 clinical development.

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

Furthermore, if we decide to submit an application for accelerated approval or receive an expedited regulatory designation, and although we have received breakthrough therapy designation from the FDA for atacicept, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA or comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for atacicept or MAU868 would result in a longer time period to commercialization of such product candidate, could increase the cost of development of atacicept or MAU868 and could harm our competitive position in the marketplace.

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

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the United States, for example, principal decisions about reimbursement for new products are typically made by the Centers for Medicare & Medicaid Services (CMS), an agency within the U.S. Department of Health and Human Services (HHS). CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. As a result, the coverage determination process is often time-consuming and costly. This process will require us to provide scientific and clinical support for the use of our product to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Factors payors consider in determining reimbursement are based on whether the product is:

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

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the Bipartisan Budget Act of 2018, the Infrastructure Investments and JOBS Act and the Consolidated Appropriations Act of 2023, will remain in effect until 2032, unless additional congressional action is taken. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations. In addition, Congress is considering additional health reform measures.

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
•
additional recordkeeping.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. As an example, the regulatory landscape related to clinical trials in the EU has evolved. The CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each EU Member State, leading to a single decision for each EU Member State. The assessment procedure for the authorization of clinical trials has been harmonized as well, including a joint assessment by all EU Member States concerned, and a separate assessment by each EU Member State with respect to specific requirements related to its own territory, including ethics rules. Each EU Member State’s decision is communicated to the sponsor via the centralized EU portal. Once the clinical trial is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials in relation to which application for approval was made on the basis of the Clinical Trials Directive before January 31, 2023, the Clinical Trials Directive will continue to apply on a transitional basis until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. The CTR will apply to clinical trials from an earlier date if the related clinical trial application was made on the basis of the CTR or if the clinical trial has already transitioned to the CTR framework before January 31, 2025. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans. In light of the entry into application of the CTR on January 31, 2022, we may be required to transition clinical trials for which we have obtained regulatory approvals in accordance with the CTD to the regulatory framework of the CTR. Transition of clinical trials governed by the CTD to the CTR will be required for clinical trials which will have at least one site active in the EU on January 30, 2025. A transitioning application would need to be submitted to the competent authorities of EU Member States through the Clinical Trials Information Systems and related regulatory approval obtained to continue the clinical trial past January 30, 2025. This would require financial, technical and human resources. If we are unable to transition our clinical trials in time, the conduct of those clinical trials may be negatively impacted. It is currently unclear to what extent the UK will seek to align its regulations with the EU in the future. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the UK MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials. The UK Government published its response to the consultation on March 21, 2023 confirming that it would bring forward changes to the legislation. These resulting legislative amendments will determine how closely the UK regulations will align with the CTR. Failure of the UK to closely align its regulations with the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries and/or make it harder to seek a marketing authorization for the Company's product candidates on the basis of clinical trials conducted in the United Kingdom.

In addition, on April 26, 2023, the European Commission adopted a proposal for a new Directive and Regulation to revise the existing pharmaceutical legislation and on April 10, 2024, the EU Parliament adopted its related position. If adopted in the form proposed, the recent European Commission proposals to revise the existing EU laws governing authorization of medicinal products may result in a decrease in data and market exclusivity opportunities for our product candidates in the EU and make them open to generic or biosimilar competition earlier than is currently the case with a related reduction in reimbursement status.

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

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework). These mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as the EEA and/or UK) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of the EEA for allegedly violating the EU GDPR’s cross-border data transfer limitations. Additionally, companies that transfer personal data out of the EEA and/or UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators individual litigants and activist groups. Regulators in the United States are also increasingly scrutinizing certain personal data transfers and have imposed, and may in the future impose, certain personal data transfer localization requirements.

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

As of June 30, 2024, we had 72 full-time employees, including 50 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we continue to operate as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We have incurred losses during our history, we expect to continue to incur significant losses for the foreseeable future, and we may never achieve profitability. As of December 31, 2023, we had federal and state net operating loss (NOL) carryforwards of $118.9 million and $35.7 million, respectively, that will begin expiring in the year 2032 and 2036, respectively, if not utilized. We also have $109.0 million of federal NOL carryforwards as of December 31, 2023, that do not expire as a result of recent tax law changes. Our NOL carryforwards are subject to review and possible adjustment by the U.S. and state tax authorities. Our NOL carryforwards could expire unused and be unavailable to offset future taxable income because of their limited duration or because of restrictions under U.S. tax law. NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law. NOLs arising in tax years beginning after December 31, 2017, and before January 1, 2021 may be carried back to each of the five tax years preceding the tax year of such loss, and NOLs arising in tax years beginning after December 31, 2020 may not be carried back. Federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of current year taxable income. At the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California recently enacted legislation that, with certain exceptions, suspends the ability to use California net operating losses to offset California income and limits the ability to use California business tax credits to offset California taxes, for taxable years beginning after 2023 and before 2027. It is generally uncertain if and to what extent various states will conform to federal tax laws.

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

Our commercial success depends in part on our and our current or future licensors’, licensees’ or collaborators’ ability to obtain and maintain proprietary or intellectual property protection in the United States and other countries for atacicept, MAU868, and any future product candidates that we may develop and technologies related to their various uses. We generally seek to protect our proprietary position by, among other things, filing patent applications in the United States and abroad related to our proprietary technologies, and their manufacture and uses that are important to our business, as well as inventions and improvements that are important to the development and implementation of our business. Our owned and in-licensed patents and patent applications in both the United States and certain foreign jurisdictions relate to atacicept, MAU868, and other products. There can be no assurance that the claims of our owned or in-licensed patents, or any patent application that issues as a patent, will exclude others from making, using or selling our product candidates or any future product candidates or products that are substantially similar to our product candidates or any future product candidates. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position. We may seek to protect our proprietary position by acquiring or in-licensing additional relevant issued patents or pending applications from third parties. If we or our potential licensors, licensees or collaborators are unable to obtain or maintain patent protection with respect to atacicept, MAU868, and our other products, proprietary technologies and their uses, our business, financial condition, results of operations and prospects could be significantly harmed.

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

Under the Ares Agreement, in consideration for the license, we issued shares of our Series C redeemable convertible preferred stock to Ares at the time of the initial closing of our Series C redeemable convertible preferred stock financing, which automatically converted into 1,913,501 shares of our common stock upon the closing of our IPO. As additional consideration for the license, we paid Ares $25.0 million upon delivery and initiation of the transfer of specified information and materials and we are required to pay Ares aggregate milestone payments of up to $176.5 million upon the achievement of specified BLA filing or regulatory approval, including $15.0 million upon the first filing of an approval application and $20.0 million upon regulatory approval in the U.S., and aggregate milestone payments of up to $515.0 million upon the achievement of specified commercial milestones. Commencing on the first commercial sale of licensed products, we are obligated to pay tiered royalties of low double-digit to mid-teen percentages on annual net sales of the products covered by the license. In the event we sublicense our rights under the Ares Agreement, we are obligated to pay Ares a percentage ranging from the mid-single-digit to the low double-digits of specified sublicensing income received.

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

We have limited control over the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP regulations for manufacturing both active drug substances and finished drug products. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, they will not be able to secure and/or maintain marketing approval for their manufacturing facilities. In addition, we have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates, or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market our product candidates, if approved. We, or our contract manufacturers, any future collaborators and their contract manufacturers could be subject to periodic unannounced inspections by the FDA or other comparable foreign regulatory authorities, to monitor and ensure compliance with cGMP. Despite our efforts to audit and verify regulatory compliance, one or more of our third-party manufacturing vendors may be found on regulatory inspection by the FDA or other comparable foreign regulatory authorities to be noncompliant with cGMP regulations. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including shutdown of the third-party vendor or invalidation of drug product lots or processes, fines, injunctions, civil penalties, delays, suspension, variation or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or other drugs necessary for the development or commercialization of our product candidates and significantly harm our business, financial condition, results of operations and prospects.

Furthermore, if the third-party providers of therapies or therapies in development used in combination with our product candidates are unable to produce sufficient quantities for clinical trials or for commercialization of our product candidates, or if the cost of combination therapies is prohibitive, our development and commercialization efforts would be impaired, which would significantly harm our business, financial condition, results of operations and prospects.

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

The trading price of our common stock has been, and is likely to be, highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. For example, the closing price of our common stock from January 1, 2023 to August 2, 2024, has ranged from a low of $5.41 to a high of $49.14. The stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

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

As of June 30, 2024, there were 54,816,573 shares of Class A common stock outstanding and held of record by 23 stockholders. The number of record holders of our common stock does not include DTC participants or beneficial owners holding shares through nominee names.

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

We will become a “large accelerated filer” on December 31, 2024, and will be required to comply with Section 404(b) of the Sarbanes-Oxley Act beginning with our Annual Report on Form 10-K for the year ending December 31, 2024. Compliance with Section 404(b) will increase operating expenses and, despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will conclude within the prescribed timeframe that our internal control over financial reporting is effective.

We currently are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

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

Based on our public float as of June 28, 2024, the last business day of our second fiscal quarter, when we re-evaluate our filer status on December 31, 2024, we will qualify as a “large accelerated filer” and will no longer be an emerging growth company.

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

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm, beginning with our Annual Report on Form 10-K for the year ending December 31, 2024. To achieve compliance with Section 404 within the prescribed period, we performed an evaluation to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404(a) of the Sarbanes-Oxley Act. We are incurring additional professional fees to comply with Section 404(b) of the Sarbanes-Oxley Act as of December 31, 2024, and future periods. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Additionally, we currently are also a “smaller reporting company,” as defined in the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures during the year ending December 31, 2024, including for our Annual Report on Form 10-K for the year ending December 31, 2024, and our proxy statement to be filed in 2025. Based on our public float on June 28, 2024, the last business day of our second fiscal quarter, we will no longer qualify a smaller reporting company for the year ending December 31, 2025.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Stock Market LLC and other applicable securities rules and regulations. Complying with these rules and regulations has increased and will increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to disclose changes that have materially affected, or are likely to materially affect, our internal controls and procedures on a quarterly basis. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could significantly harm our business, financial condition, results of operations and prospects. We may also need to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the quarter ended June 30, 2024, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities set forth in the table below.

Type of Trading Arrangement

Name	Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold***	Total Shares of Class A Common Stock to be Purchased	Expiration Date
Marshall Fordyce, M.D.	Chief Executive Officer	Adoption	April 23, 2024	X		Up to 513,854	N/A	July 24, 2025
Beth Seidenberg, M.D.	Director	Adoption	June 19, 2024	X		Up to 43,680	N/A	August 28, 2025

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

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40407), filed with the SEC on May 18, 2021).

10.1	Offer Letter, by and between the Registrant and David Johnson, dated June 26, 2024

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

32.1*#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page formatted as Inline XBRL and contained in Exhibit 101

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

Vera Therapeutics, Inc.

Date: August 8, 2024	By:	/s/ Marshall Fordyce
Marshall Fordyce, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Sean Grant
Sean Grant
Chief Financial Officer (Principal Financial Officer)