Form 10-Q
period 2024-09-30
Vera Therapeutics, Inc.
filed 2024-11-07
CIK 1831828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 001-40407

Vera Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-2744449
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2000 Sierra Point Parkway, Suite 1200 Brisbane, California	94005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 770-0077

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.001 par value per share	VERA	The Nasdaq Stock Market LLC

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

As of November 5, 2024, the registrant had 63,323,053 shares of common stock, $0.001 par value per share, outstanding, consisting solely of Class A common stock, $0.001 par value per share.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERA THERAPEUTICS, INC.

Condensed Balance Sheets

(in thousands, except share amounts)

	September 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,256	$45,681
Marketable securities	326,053	115,035
Prepaid expenses and other assets, current	10,822	11,307
Total current assets	364,131	172,023
Property and equipment, net	368	92
Operating lease right-of-use assets	3,921	2,949
Prepaid expenses and other assets, noncurrent	140	482
Total assets	$368,560	$175,546
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,602	$11,118
Operating lease liabilities	1,872	2,436
Accrued expenses and other liabilities, current	19,990	8,749
Total current liabilities	26,464	22,303
Long-term debt	50,470	49,877
Operating lease liabilities, noncurrent	2,568	1,395
Accrued expenses and other liabilities, noncurrent	—	286
Total liabilities	79,502	73,861
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 authorized as of September 30, 2024 and December 31, 2023; no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Class A common stock, $0.001 par value; 500,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 55,026,111 and 44,452,161 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	55	44
Additional paid-in capital	705,784	410,492
Accumulated other comprehensive income	1,044	251
Accumulated deficit	(417,825)	(309,102)
Total stockholders’ equity	289,058	101,685
Total liabilities and stockholders’ equity	$368,560	$175,546

The accompanying notes are an integral part of these unaudited condensed financial statements.

VERA THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$40,314	$16,100	$92,825	57,440
General and administrative	9,487	5,656	25,431	17,544
Total operating expenses	49,801	21,756	118,256	74,984
Loss from operations	(49,801)	(21,756)	(118,256)	(74,984)
Other income (expense):
Interest income	4,761	2,158	14,051	6,019
Interest expense	(1,936)	(943)	(5,755)	(2,730)
Other income, net	344	437	1,237	1,360
Total other income	3,169	1,652	9,533	4,649
Net loss	$(46,632)	$(20,104)	$(108,723)	$(70,335)
Other comprehensive income:
Change in unrealized gains and losses on marketable securities	1,494	67	793	149
Comprehensive loss	$(45,138)	$(20,037)	$(107,930)	$(70,186)
Net loss per share attributable to common stockholders, basic and diluted	$(0.85)	$(0.45)	$(2.03)	$(1.67)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	54,898,297	44,363,419	53,537,910	42,124,779

The accompanying notes are an integral part of these unaudited condensed financial statements.

VERA THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Class A Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Comprehensive Income (Loss)	Deficit	Equity
Balances as of December 31, 2023	44,452,161	$44	$410,492	$251	$(309,102)	$101,685
Issuance of common stock from underwritten follow-on offering, net of offering costs	9,274,194	9	269,583	—	—	269,592
Issuance of common stock pursuant to exercise of options	708,897	1	6,612	—	—	6,613
Issuance of common stock upon vesting of restricted stock units	938	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	21,181	—	298	—	—	298
Proceeds from short swing settlement	—	—	37	—	—	37
Stock-based compensation	—	—	4,124	—	—	4,124
Unrealized gain (loss) on marketable securities	—	—	—	(424)	—	(424)
Net loss	—	—	—	—	(28,383)	(28,383)
Balances as of March 31, 2024	54,457,371	$54	$691,146	$(173)	$(337,485)	$353,542
Issuance of common stock pursuant to exercise of options	358,265	1	3,438	—	—	3,439
Issuance of common stock upon vesting of restricted stock units	937	—	—	—	—	—
Stock-based compensation	—	—	4,873	—	—	4,873
Unrealized gain (loss) on marketable securities	—	—	—	(277)	—	(277)
Net loss	—	—	—	—	(33,708)	(33,708)
Balances as of June 30, 2024	54,816,573	$55	$699,457	$(450)	$(371,193)	$327,869
Issuance of common stock pursuant to exercise of options	100,628	—	505	—	—	505
Issuance of common stock upon vesting of restricted stock units	105,597	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	7,763	—	247	—	—	247
Repurchase of common stock	(4,450)	—	(13)	—	—	(13)
Stock-based compensation	—	—	5,588	—	—	5,588
Unrealized gain (loss) on marketable securities	—	—	—	1,494	—	1,494
Net loss	—	—	—	—	(46,632)	(46,632)
Balances as of September 30, 2024	55,026,111	$55	$705,784	$1,044	$(417,825)	$289,058

	Class A Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Comprehensive Income (Loss)	Deficit	Equity
Balances as of December 31, 2022	27,800,861	$28	$290,216	$(224)	$(213,112)	$76,908
Issuance of common stock from underwritten follow-on offering, net of offering costs	16,428,572	16	107,727	—	—	107,743
Issuance of common stock pursuant to exercise of options	3,750	—	65	—	—	65
Issuance of common stock pursuant to employee stock purchase plan	27,926	—	175	—	—	175
Stock-based compensation	—	—	2,667	—	—	2,667
Unrealized gain (loss) on marketable securities	—	—	—	220	—	220
Net loss	—	—	—	—	(30,069)	(30,069)
Balances as of March 31, 2023	44,261,109	$44	$400,850	$(4)	$(243,181)	$157,709
Issuance of common stock pursuant to exercise of options	44,820	—	432	—	—	432
Issuance of common stock upon vesting of restricted stock units	2,500	—	—	—	—	—
Stock-based compensation	—	—	2,682	—	—	2,682
Unrealized gain (loss) on marketable securities	—	—	—	(138)	—	(138)
Net loss	—	—	—	—	(20,162)	(20,162)
Balances as of June 30, 2023	44,308,429	$44	$403,964	$(142)	$(263,343)	$140,523
Issuance of common stock pursuant to exercise of options	45,078	—	197	—	—	197
Issuance of common stock upon vesting of restricted stock units	62,884	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	16,554	—	101	—	—	101
Stock-based compensation	—	—	2,923	—	—	2,923
Unrealized gain (loss) on marketable securities	—	—	—	67	—	67
Net loss	—	$—	$—	$—	$(20,104)	$(20,104)
Balances as of September 30, 2023	44,432,945	$44	$407,185	$(75)	$(283,447)	$123,707

The accompanying notes are an integral part of these unaudited condensed financial statements.

VERA THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(108,723)	$(70,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50	17
Accretion of discount and amortization of premium on purchase of debt securities	(6,906)	(3,168)
Accretion of loan exit fee and amortization of loan costs	593	232
Reduction in the carrying amount of operating lease right-of-use assets	1,516	1,692
Stock-based compensation	14,585	8,272
Changes in operating assets and liabilities:
Prepaid expense and other current assets	485	(636)
Other assets	342	(263)
Accounts payable	(6,516)	309
Accrued and other liabilities	10,955	(1,161)
Operating lease liabilities	(1,878)	(1,996)
Net cash used in operating activities	(95,497)	(67,037)
Cash flows from investing activities
Purchase of property and equipment	(327)	—
Purchase of marketable securities	(409,000)	(171,730)
Proceeds from maturities of marketable securities	201,681	104,200
Proceeds from sale of marketable securities	4,000	9,543
Net cash used in investing activities	(203,646)	(57,987)
Cash flows from financing activities
Proceeds from exercise of stock options and employee stock purchase plan	11,102	969
Proceeds from short swing settlement	37	—
Repurchase of common stock	(13)	—
Proceeds from issuance of common stock in follow-on offering	287,500	115,000
Payment of costs and underwriting discounts and commissions related to follow-on offering	(17,908)	(7,256)
Net cash provided by financing activities	280,718	108,713
Net decrease in cash and cash equivalents	(18,425)	(16,311)
Cash and cash equivalents, beginning of period	45,681	43,752
Cash and cash equivalents, end of period	$27,256	$27,441
Supplemental disclosure of cash flow information
Cash paid for interest expense	$4,990	$2,499
Cash paid for operating leases	$2,343	$2,238
Addition to right-of-use assets obtained from operating lease liabilities	$2,487	$—

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

Liquidity

Since inception, the Company devoted substantially all of its resources to its research and development efforts, pre-clinical studies and clinical trials, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. The Company has incurred recurring net operating losses and has not generated positive cash flow from operations since its inception and had an accumulated deficit of $417.8 million as of September 30, 2024. The Company had cash, cash equivalents and marketable securities of $353.3 million as of September 30, 2024. The Company has funded its operations primarily through the issuance of common stock, redeemable convertible preferred stock, debt financing and convertible notes. Management expects to continue to incur losses and negative cash flows from operations for at least the next several years.

Management believes that the Company’s cash, cash equivalents and marketable securities as of September 30, 2024 will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months subsequent to the issuance date of these financial statements. The Company intends to raise additional capital through public or private equity offerings or debt financing or other capital sources, which may include strategic collaborations or other arrangements with third parties in order to achieve its long-term business objectives. If the Company fails to obtain necessary capital when needed on acceptable terms, or at all, it could force the Company to delay, limit, reduce or terminate its product development programs, commercialization efforts or other operations.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (the SEC) regarding interim financial reporting. The U.S. dollar is the Company’s functional and reporting currency.

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

Use of Estimates

The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Management estimates that affect the reported amounts of assets and liabilities include the accrual of research and development expenses, valuation of equity awards for stock-based compensation, determination of incremental borrowing rate for operating leases, the valuation allowance for deferred tax assets, and fair value of marketable and non-marketable securities. The Company evaluates and adjusts its estimates and assumptions on an ongoing basis using historical experience and other factors. Actual results could differ materially from those estimates.

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

3. OTHER FINANCIAL STATEMENT INFORMATION

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepaid clinical trial costs	$3,825	$5,273
Interest income receivable	1,997	512
Prepaid insurance	988	597
Prepaid medical affairs expenses	820	—
Prepaid commercial planning	597	789
Prepaid professional services fees	432	198
Prepaid drug manufacturing costs	411	2,578
Prepaid software license fees	349	237
Prepaid rent	274	257
Other	1,129	866
Total prepaid expenses and other current assets	$10,822	$11,307

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued clinical trial and drug manufacturing expenses	$14,529	$2,213
Accrued payroll	3,641	3,932
Related party payable	105	1,926
Other accrued expenses	1,429	678
Other current liabilities	286	—
Total accrued expenses and other current liabilities	$19,990	$8,749

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

Unrealized gains and losses are reported as a component of other comprehensive income (loss). Fair value of the debt securities was $326.1 million and $115.0 million as of September 30, 2024 and December 31, 2023, respectively.

The following table presents the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2024
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities

Money market funds	Level 1	$24,814	$-	$-	$24,814	$24,814	$-
U.S. Government bonds	Level 2	186,687	601	-	187,288	-	187,288
U.S. Government agency securities	Level 2	5,996	3	-	5,999	-	5,999
Corporate debt securities	Level 2	132,326	440	-	132,766	-	132,766
Total cash equivalents and marketable securities		349,823	1,044	-	350,867	24,814	326,053
Cash						2,442
Total		$349,823	$1,044	$-	$350,867	$27,256	$326,053

	December 31, 2023
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities

Money market funds	Level 1	$44,650	$-	$-	$44,650	$44,650	$-
U.S. Government bonds	Level 2	63,619	70	(6)	63,683	-	63,683
U.S. Government agency securities	Level 2	19,665	7	(14)	19,658	-	19,658
Corporate debt securities	Level 2	31,500	194	-	31,694	-	31,694
Total cash equivalents and marketable securities		159,434	271	(20)	159,685	44,650	115,035
Cash						1,031
Total		$159,434	$271	$(20)	$159,685	$45,681	$115,035

Marketable debt securities that had been in unrealized loss positions as of September 30, 2024, and December 31, 2023, were in an unrealized loss position for less than 12 months. Unrealized losses from marketable debt securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent impairments based on evaluation of available evidence.

The following table classifies the estimated fair value of investments in available-for-sale marketable debt securities by effective contractual maturity dates (in thousands):

September 30, 2024
Due within one year	$292,827
Due after one year to two years	33,226
Total marketable securities	$326,053

5. LEASES

The Company has entered into non-cancellable operating leases, including a sublease entered into in August 2024 for an office facility in Brisbane, California, that will serve as its corporate headquarters as of November 2024. This sublease expires in 2029. The lease for the Company’s current corporate headquarters expires in November 2024. The Company also leases a facility in South San Francisco, California, that is subleased under a non-cancellable agreement to a third party, which ends concurrently with the original lease in September 2025.

Net lease cost is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$669	$644	$1,940	$1,933
Sublease income	(487)	(482)	(1,462)	(1,446)
Net lease cost	$182	$162	$478	$487

As of September 30, 2024, under the terms of the sublease agreement of the South San Francisco facility to a third party, the Company is entitled to receive future annual sublease payments as follows (in thousands):

2024 (remaining)	491
2025	1,496
Total sublease payments	$1,987

As tenant under the South San Francisco facility lease, the Company remains responsible for minimum lease commitments of $2.5 million as of September 30, 2024.

As of September 30, 2024, the future undiscounted lease payments under operating leases recognized in the condensed financial statements was $6.1 million. The weighted-average remaining lease term was 3.0 years and the weighted-average discount rate was 9.1%. As of September 30, 2024, the Company had not executed any leases that were yet to commence.

6. NOTES PAYABLE

Notes payable consist of the following (in thousands):

		September 30, 2024		December 31, 2023
	Maturity	Effective Interest Rate	Amount	Effective Interest Rate	Amount
Collateralized note 2021-12	2027	14.59%	$5,000	14.73%	$5,000
Collateralized note 2022-11	2027	14.73%	20,000	14.87%	20,000
Collateralized note 2023-12	2027	15.23%	25,000	15.37%	25,000
Total borrowings			50,000		50,000
Accrued exit fee net of unamortized issuance costs			470		(123)
Net carrying amount of debt			$50,470		$49,877

The carrying amount of debt approximates fair value due to its variable interest rate.

In December 2021, the Company entered into a non-revolving loan and security agreement (the Loan Agreement) with Oxford Finance. The Loan Agreement has a borrowing capacity of up to $50.0 million, of which $5.0 million was funded in December 2021, with the remaining credit facility available for draw until December 2022, with maturity of the outstanding balance in December 2026. In November 2022, the Company entered into an amendment of the Loan Agreement. Among other changes, the amendment extended the scheduled expiration of the Loan Agreement from December 2022 to December 2023 and modified the reference rate from the London Interbank Offered Rate (LIBOR) to the Secured Overnight Financing Rate (SOFR). In conjunction with the amendment, the Company borrowed an additional $20.0 million under the Loan Agreement. In December 2023, the Company borrowed the remaining $25.0 million under the Loan Agreement. As of September 30, 2024, the Company’s outstanding borrowing under the Loan Agreement was $50.0 million.

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

7. COMMON STOCK

As of September 30, 2024, the Company’s amended and restated certificate of incorporation authorized the Company to issue 500,000,000 shares of Class A common stock and 14,600,000 shares of Class B common stock, each with a par value of $0.001 per share. Each share of Class A common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Class B common stock is non-voting. There are no shares of Class B common stock outstanding as of September 30, 2024. Common stockholders are entitled to receive dividends, as may be declared by the board of directors. Through September 30, 2024, no cash dividends have been declared or paid.

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

8. STOCK COMPENSATION

The 2021 Employee Stock Purchase Plan (ESPP) and the 2021 Equity Incentive Plan (2021 EIP) became effective in May 2021. The Company has reserved 1,152,463 and 6,873,404 shares of Class A common stock for issuance under the ESPP and 2021 EIP, respectively.

The Company may not grant any additional awards under the 2017 Equity Incentive Plan (2017 EIP). The 2017 EIP will continue to govern outstanding equity awards granted thereunder. As of September 30, 2024, there were 677,465 shares available for issuance under the 2021 EIP.

In August 2024, the Company repurchased 4,450 unvested shares that were previously outstanding due to a stock option that was early exercised. The unvested shares were repurchased at the original exercise price of $2.8968 per share.

2017 EIP and 2021 EIP

Stock option activity under the 2017 EIP and 2021 EIP was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000s)
Outstanding as of December 31, 2023	5,762,236	$9.42	7.66	$39,197
Granted	2,340,950
Exercised	(1,167,790)
Cancelled and forfeited	(445,937)
Outstanding as of September 30, 2024	6,489,459	$13.97	8.16	$196,198
Options exercisable as of September 30, 2024	2,646,618	$9.14	7.23	$92,781
Vested and expected to vest as of September 30, 2024	6,489,459	$13.97	8.16	$196,198

The aggregate intrinsic value of stock options exercised during the three and nine months ended September 30, 2024, was approximately $3.5 and $34.7 million, respectively. The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2024 was $26.35 and $15.91 per share, respectively.

ESPP

The ESPP enables eligible employees to purchase shares of the Company’s common stock at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first trading day or the last trading day of the offering period, whichever is lower. Eligible employees generally include all employees. Share purchases are funded through payroll deductions of at least 1% and up to 15% of an employee’s eligible compensation for each payroll period. The number of shares reserved for issuance under the ESPP increases automatically on the first day of each fiscal year, beginning on January 1, 2022, by a number equal to the lesser of 440,502 shares, 1% of the total number of shares of the Company’s capital stock (including all classes of the Company’s common stock) outstanding on the last day of the calendar month prior to the date of the increase, or such lower number of shares (including no shares) approved by the Company’s board of directors. As of September 30, 2024, 88,752 shares have been issued pursuant to the ESPP. The ESPP generally provides for six-month consecutive offering periods beginning on September 14, 2021. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation. Stock-based compensation expense related to the ESPP for the three and nine months ended September 30, 2024, was $0.1 million and $0.2 million, respectively.

Stock-Based Compensation Expense

The following tables summarize the stock-based compensation expense for stock options and restricted stock units granted to employees and nonemployees and for ESPP stock-based compensation that was recorded in the Company’s condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$2,261	$1,146	$5,888	$3,511
General and administrative	3,327	1,777	8,697	4,761
Total stock-based compensation expense	$5,588	$2,923	$14,585	$8,272

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Employees	$4,791	$2,621	$12,923	$7,542
Nonemployees	797	302	1,662	730
Total stock-based compensation expense	$5,588	$2,923	$14,585	$8,272

As of September 30, 2024, the Company had $41.3 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.7 years.

The fair value of stock options granted during the three and nine months ended September 30, 2024 and 2023, was estimated using the Black-Scholes option pricing model based on the following weighted-average assumptions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Expected term (in years)	6 - 6.1	6.1	5.5 - 6.1	5.5 - 6.1
Expected volatility	70.3% - 70.4%	80.2%	70.3% - 73.2%	79.5% - 80.5%
Risk-free rate	3.6% - 4.4%	4.2%	3.6% - 4.6%	3.4% - 4.2%
Dividend yield	—	—	—	—

Restricted Stock Units

The Company grants restricted stock units (RSU) pursuant to the 2021 EIP and satisfies such grants through the issuance of its common stock. The following table shows RSU activity for the period ended September 30, 2024.

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested balance at December 31, 2023	131,679	$18.36
Granted	484,662	22.07
Vested	(107,472)	18.52
Cancelled and forfeited	(29,332)	17.86
Unvested balance at September 30, 2024	479,537	$22.10

For the nine months ended September 30, 2024, the Company recognized $2.5 million of stock-based compensation for restricted stock units.

As of September 30, 2024, the Company had $9.3 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 3.5 years.

Inducement Plan

In February 2024, the Company adopted the 2024 Inducement Plan (Inducement Plan). The Inducement Plan was adopted by the compensation committee of the Company’s board of directors without stockholder approval pursuant to Nasdaq Marketplace Rule 5635(c)(4). In accordance with Rule 5635(c)(4), awards made under the Inducement Plan, including stock options and restricted stock units, may only be granted to newly hired employees as a material inducement to accept employment with the Company. Awards granted under the Inducement Plan expire no later than ten years from the date of grant. An aggregate of 1,250,000 shares of common stock were reserved for issuance under the Inducement Plan. As of September 30, 2024, there were 738,025 shares available for issuance under the Inducement Plan.

9. EMPLOYEE BENEFIT PLANS

The Company sponsors a qualified 401(k) defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. The Company contributed $29,000 and $12,000 to the plan for the three months ended September 30, 2024 and 2023, respectively, and $180,000 and $138,000 for the nine months ended September 30, 2024 and 2023, respectively.

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

As consideration for the Ares Agreement, the Company paid a non-refundable license issue fee to Ares in the form of shares of redeemable convertible preferred stock valued at $13.1 million, resulting in Ares becoming a related party to the Company. The redeemable convertible preferred stock subsequently converted into 1,913,501 shares of Class A common stock in May 2021.

In December 2020, the Company paid Ares a milestone payment of $25.0 million upon delivery and initiation of the transfer of specified information and materials. The non-refundable license issue fee and milestone payment were recorded to research and development expense in the period incurred. The Company is obligated to pay Ares aggregate milestone payments of up to $176.5 million upon the achievement of specified BLA filing or regulatory approval milestones, beginning with $15.0 million upon the first filing of an approval application and $20.0 million upon regulatory approval in the U.S., and up to $515.0 million upon the achievement of specified commercial milestones, beginning with $15.0 million if worldwide aggregate annual net sales reach $250 million and $50.0 million if worldwide aggregate annual net sales reach $500 million.

Subsequent to the effective date of the Ares Agreement, Ares is performing manufacturing technology and know-how transfer to the Company. The Company recorded related party expense of $0.1 million and $0.4 million to Ares for these services during the three months ended September 30, 2024 and 2023, respectively, and $0.3 million and $2.4 million during the nine months ended September 30, 2024 and 2023, respectively. These amounts are included in research and development expenses on the statements of operations and comprehensive loss.

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

Indemnifications

As of September 30, 2024, the Company did not have any material indemnification claims that were probable or reasonably possible, and consequently no related liabilities have been recorded.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Class A common stock options issued and outstanding	6,489,459	5,732,181	6,489,459	5,732,181
Unvested RSUs	479,537	132,616	479,537	132,616
Total	6,968,996	5,864,797	6,968,996	5,864,797

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

14. SUBSEQUENT EVENT

On October 31, 2024, the Company completed a follow-on public offering pursuant to which the Company issued and sold 7,142,858 shares of its common stock at an offering price of $42.00 per share. On November 5, 2024, the Company issued an additional 1,071,428 shares of common stock at $42.00 per share, pursuant to the underwriters’ option. The Company received aggregate net proceeds of approximately $323.6 million, after deducting underwriting discounts and commissions of $20.7 million, and offering costs of approximately $0.7 million.

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

Overview

We are a late clinical-stage biotechnology company focused on developing and commercializing transformative treatments for patients with serious immunological diseases. Our lead product candidate, atacicept, a self-administered fusion protein that blocks both B-cell activating factor (BAFF) and A proliferation-inducing ligand (APRIL), is currently being evaluated for the treatment of immunoglogulin A nephropath (IgAN). We are enrolling the pivotal Phase 3 ORIGIN 3 trial of atacicept 150 mg in IgAN, and in September 2024 completed enrollment of the initial cohort of 200 participants that will provide data for the 36-week urine protein creatinine ratio (UPCR) primary efficacy endpoint. We expect to announce topline results for this primary endpoint in the second quarter of 2025, supporting the planned submission for regulatory approval later in 2025. The Phase 2b ORIGIN clinical trial evaluated the safety and efficacy of atacicept in 116 participants with IgAN and reported positive results at four timepoints: 24-week topline results in January 2023, 36-week results in June 2023, 72-week results in January 2024 and 96-week results in October 2024. The trial remained blinded through 36 weeks, after which all participants were eligible for the open label extension portion of the study and received atacicept 150 mg through 96 weeks. At 24 and 36 weeks, respectively, atacicept met its primary endpoint with statistically significant reductions in UPCR on atacicept 150 mg, and stable estimated glomerular filtration rate (eGFR) was observed for participants on atacicept, with clinically meaningful and statistically significant difference versus placebo. Participants treated with atacicept demonstrated reductions in galactose-deficient IgA1 (Gd-IgA1), the autoantigen produced by B cells in patients with IgAN, and a reduction in hematuria. The improvements in Gd-IgA1, hematuria, UPCR and eGFR represent the quartet of findings consistent with IgAN disease modification. The 72-week and 96-week open label extension results showed consistent and sustained reductions in Gd-IgA1, hematuria, UPCR and continued eGFR stabilization. Additionally, atacicept’s safety profile was comparable to placebo. We believe that atacicept has pipeline in a molecule potential, with potential application in multiple diseases. We will be testing atacicept in non-IgAN autoimmune kidney diseases, including primary membranous nephropathy (pMN), focal segmental glomerulosclerosis (FSGS) and minimal change disease (MCD), in the Phase 2 PIONEER clinical trial that will initiate in 2025. It is estimated that there are approximately 35,000 patients with pMN and an additional 35,000 patients with either FSGS or MCD in the United States. Potential future indications include several rheumatologic diseases such as systemic lupus erythematosus and Sjogren’s disease, and hematologic diseases, including idiopathic thrombocytopenic purpura and autoimmune hemolytic anemia. We also hold worldwide, exclusive development and commercial rights to MAU868, a potentially first-in-class monoclonal antibody to treat reactivated BK virus (BKV) infections, for which we completed a Phase 2 clinical trial in 2022. We believe that our current pipeline programs leverage the deep expertise of our team and have strong potential commercial synergies. We hold global developmental and commercial rights to all of our pipeline molecules.

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

To date, we have funded our operations primarily through proceeds from the sale of shares of our common stock, redeemable convertible preferred stock, debt financing and convertible promissory notes. As of September 30, 2024, we had $353.3 million in cash, cash equivalents and marketable securities, compared to $160.7 million as of December 31, 2023.

We have incurred significant operating losses since the commencement of our operations. Our net losses were $46.6 million and $20.1 million for the three months ended September 30, 2024 and 2023, respectively, and we expect to incur significant and increasing losses for the foreseeable future as we continue to advance our product candidates, atacicept and MAU868, to commercialization. Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our research and development activities. As of September 30, 2024, we had an accumulated deficit of $417.8 million, compared to $309.1 million as of December 31, 2023. Our primary use of cash is to fund operating expenses, which consist of research and development and general and administrative expenditures. Cash used to fund operating expenses depends on the timing of when we pay these expenses, as reflected in the changes in our working capital balances.

We expect to continue to incur net operating losses for at least the next several years, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. We expect our expenses and capital requirements will increase significantly in connection with our ongoing activities as we:

•
continue our ongoing and planned development of our product candidates, atacicept and MAU868;
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

Geopolitical and Macroeconomic Developments

Due to geopolitical and macroeconomic events, bank failures, supply chain challenges, ongoing military conflicts, related sanctions, changes in U.S.-China relations, elevated inflation rates and the responses by central banking authorities to control such inflation, the U.S. and global financial markets experienced volatility, which has led to disruptions to trade, commerce, pricing stability, credit availability and supply chain continuity globally. As a result of these factors and other geopolitical and macroeconomic developments described in this Quarterly Report, our business and results of operations may be adversely affected.

Although we did not see a significant financial impact to our business operations as a result of recent geopolitical and macroeconomic developments during the three and nine months ended September 30, 2024, there may be potential impacts to our business in the future that are highly uncertain and difficult to predict such as disruptions or restrictions in our supply chain, disruption or restrictions on our employees’ ability to travel, disruptions to or delays in ongoing non-clinical trials, clinical trials, third-party manufacturing supply and other operations, adverse geopolitical and macroeconomic concerns, interruptions or delays in the operations of the FDA or other regulatory authorities, continued increases in inflation and interest rates, or changes in availability and cost of credit and our ability to raise capital and conduct business development activities. The ultimate impact of these geopolitical and macroeconomic developments, as well as any lasting effects on our business, is highly uncertain and subject to continued change, and we recognize that macroeconomic and geopolitical factors may continue to present unique challenges for us.

We believe that our existing cash, cash equivalents and marketable securities held as of September 30, 2024, will be sufficient to fund our planned operations and capital expenditure requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. However, should adverse geopolitical and macroeconomic events, bank failures, supply chain challenges, ongoing military conflicts, related sanctions, changes in U.S.-China relations, elevated inflation rates and the responses by central banking authorities to control such inflation, any recession or depression associated with those events or other events described herein, continue for a prolonged period, our results of operations, financial condition, liquidity and cash flows could be materially impacted as a result of a lower likelihood of effectively and efficiently developing and successfully commercializing our product candidates.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the periods presented.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2024	2023	Change	2024	2023	Change
Operating expenses:
Research and development	$40,314	$16,100	$24,214	$92,825	$57,440	$35,385
General and administrative	9,487	5,656	3,831	25,431	17,544	7,887
Total operating expenses	49,801	21,756	28,045	118,256	74,984	43,272
Loss from operations	(49,801)	(21,756)	(28,045)	(118,256)	(74,984)	(43,272)
Other income (expense):
Interest income	4,761	2,158	2,603	14,051	6,019	8,032
Interest expense	(1,936)	(943)	(993)	(5,755)	(2,730)	(3,025)
Other income, net	344	437	(93)	1,237	1,360	(123)
Total other income	3,169	1,652	1,517	9,533	4,649	4,884
Net loss	$(46,632)	$(20,104)	$(26,528)	$(108,723)	$(70,335)	$(38,388)

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

The following table summarizes our research and development expenses incurred during the respective periods.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2024	2023	Change	2024	2023	Change
Direct research and development expenses
Contract drug manufacturing	$22,173	$6,607	$15,566	$42,704	$26,595	$16,109
Clinical trial expenses	7,512	3,736	3,776	21,123	14,291	6,832
Consulting and professional services	2,776	1,471	1,305	8,124	3,414	4,710
Indirect research and development expenses
Compensation and related benefits	7,178	3,958	3,220	19,137	12,224	6,913
Facilities and other	675	328	347	1,737	916	821
Research and development expenses	$40,314	$16,100	$24,214	$92,825	$57,440	$35,385

Research and development expenses increased by $24.2 million, or 150%, to $40.3 million in the three months ended September 30, 2024, from $16.1 million in the three months ended September 30, 2023, due primarily to an increase of $15.6 million in contract drug manufacturing and related activities for atacicept resulting from manufacturing of drug substance process performance qualification batches for both commercial and clinical use, an increase of $3.8 million in clinical trial expenses due to greater numbers of active sites and participants enrolling in ORIGIN 3, an increase of $1.3 million in consulting and professional services, including a $1.0 million increase in commercial planning and medical affairs expenses, and an increase of $3.2 million for compensation and related benefit expenses, including a $1.1 million increase in stock-based compensation expense, due to growth in research and development headcount.

Research and development expenses increased by $35.4 million, or 62%, to $92.8 million in the nine months ended September 30, 2024, from $57.4 million in the nine months ended September 30, 2023, due primarily to an increase of $16.1 million in contract drug manufacturing and related activities for atacicept resulting from manufacturing of drug substance process performance qualification batches for both commercial and clinical use, $6.8 million in clinical trial expenses due to greater numbers of active sites and participants enrolling in ORIGIN 3, an increase of $4.7 million in consulting and professional services, including a $3.0 million increase in commercial planning and medical affairs expenses, and an increase of $6.9 million for compensation and related benefit expenses, including a $2.4 million increase stock-based compensation, due to growth in research and development headcount.

We expect our research and development expenses to increase in future periods as we continue to initiate sites and enroll participants in ORIGIN 3, prepare for applications for regulatory approval of atacicept in IgAN, initiate and conduct additional clinical trials of atacicept, including the PIONEER trial, and if we expand development of atacicept in other indications or product configurations, or other product candidates.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2024	2023	Change	2024	2023	Change
General and administrative	$9,487	$5,656	$3,831	$25,431	$17,544	$7,887

General and administrative expenses increased by $3.8 million, or 68%, to $9.5 million in the three months ended September 30, 2024, from $5.7 million in the three months ended September 30, 2023, due primarily to an increase of $1.9 million in payroll and related expenses, including stock-based compensation, as a result of increased general and administrative employee headcount, an increase of $0.5 million in stock-based compensation expense for consultants and non-employee directors, an increase of $0.4 million in outside legal expenses and an increase of $0.2 million in recruiting and placement fees for general and administrative hires.

General and administrative expenses increased by $7.9 million, or 45%, to $25.4 million in the nine months ended September 30, 2024, from $17.5 million in the nine months ended September 30, 2023, due primarily to an increase of $4.6 million in payroll and related expenses, including stock-based compensation, as a result of increased general and administrative employee headcount, an increase of $1.0 million in stock-based compensation expense for consultants and non-employee directors, an increase of $0.9 million in outside legal expenses, and an increase of $0.4 million in recruiting and placement fees for general and administrative hires.

Other Income and Expenses, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2024	2023	Change	2024	2023	Change
Other income and expenses, net	$3,169	$1,652	$1,517	$9,533	$4,649	$4,884

Other income and expenses, net, increased by $1.5 million, to $3.2 million in the three months ended September 30, 2024, from $1.7 million in the three months ended September 30, 2023, due to an increase of $2.6 million in interest income from greater balances of marketable securities held, partially offset by an increase of $1.0 million in interest expense due to higher outstanding loan principal balances in the current period.

Other income and expenses, net, increased by $4.9 million, to $9.5 million in the nine months ended September 30, 2024, from $4.6 million in the nine months ended September 30, 2023, due to an increase of $8.0 million in interest income from greater balances of marketable securities held, partially offset by an increase of $3.0 million in interest expense due to higher outstanding loan principal balances in the current period.

Liquidity and Capital Resources

To date, we have funded our operations primarily through proceeds from the sale of shares of our common stock, redeemable convertible preferred stock, debt financing and convertible notes. From our inception through November 5, 2024, we have raised aggregate net cash proceeds of approximately $1.0 billion from the issuance and sale of redeemable convertible preferred stock, convertible notes and common stock, and proceeds from our Loan Agreement with Oxford Finance LLC (Oxford). Since the date of our incorporation, we have not generated any revenue from product sales and have incurred substantial operating losses and negative cash flows from operations.

In February 2024, we completed a follow-on public offering and issued 9,274,194 shares of common stock for net proceeds of approximately $269.6 million, after deducting underwriting discounts and commissions and offering-related expenses. In October 2024, we completed a follow-on public offering and issued 7,142,858 shares of common stock, and in November 2024 we issued an additional 1,071,428 shares of common stock pursuant to the underwriters’ full exercise of the 30-day option to purchase additional shares. We received aggregate net proceeds of approximately $323.6 million, after deducting underwriting discounts and commissions and offering-related expenses.

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

As of September 30, 2024, we had cash, cash equivalents and marketable securities of $353.3 million, as compared to $160.7 million as of December 31, 2023. We believe, based on our current operating plan, that our cash, cash equivalents and marketable securities as of September 30, 2024 will be sufficient to fund our planned operations and capital expenditure requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q.

Cash Flows

The following table summarizes our cash flows for the periods indicated.

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023
Net cash used in operating activities	$(95,497)	$(67,037)
Net cash used in investing activities	(203,646)	(57,987)
Net cash provided by financing activities	280,718	108,713
Net decrease in cash and cash equivalents	$(18,425)	$(16,311)

Operating Activities

In the nine months ended September 30, 2024, we used $95.5 million of cash in operating activities, attributable to a net loss of $108.7 million and $6.9 million of non-cash interest income, partially offset by non-cash operating expenses of $16.1 million and a net change in operating assets and liabilities of $3.4 million. Non-cash operating expenses primarily consisted of $14.6 million of stock-based compensation and a $1.5 million reduction in the carrying amount of operating lease right-of-use assets. The net change in operating assets and liabilities was primarily due to an increase of $11.0 million in accrued and other current liabilities, partially offset by a decrease of $6.5 million in accounts payable and a decrease of $1.9 million in operating lease liabilities.

In the nine months ended September 30, 2023, we used $67.0 million of cash in operating activities, primarily attributable to a net loss of $70.3 million, non-cash interest income of $3.2 million related to amortization of discount on purchases of marketable securities and $3.7 million of changes in working capital, partially offset by $8.3 million of non-cash stock-based compensation expense.

Investing Activities

In the nine months ended September 30, 2024, our investing activities used $203.6 million of cash, primarily resulting from $409.0 million for purchases of marketable securities, offset by $205.7 million provided by sales and maturities of marketable securities.

In the nine months ended September 30, 2023, our investing activities used $58.0 million of cash, primarily resulting from $171.7 million for purchases of marketable securities, partially offset by $113.7 million provided by sales and maturities of marketable securities.

Financing Activities

In the nine months ended September 30, 2024, our financing activities provided $280.7 million of cash, resulting from $287.5 million gross proceeds from our February 2024 follow-on offering, $11.1 million proceeds from exercise of stock options and issuance of shares under our employee stock purchase plan, partially offset by $17.9 million of costs and underwriting discounts and commissions related to our February 2024 follow-on offering.

In the nine months ended September 30, 2023, our financing activities provided $108.7 million of cash, resulting from $115.0 million gross proceeds from our February 2023 follow-on offering, $1.0 million proceeds from exercise of stock options and issuance of shares under our employee stock purchase plan, partially offset by $7.3 million of costs and underwriting discounts and commissions related to our February 2023 follow-on offering.

Contractual Obligations

During the nine months ended September 30, 2024, there were no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K.

Loan and Security Agreement

On December 17, 2021, we entered into the Loan Agreement with Oxford, a Delaware limited liability company, as lender (Lender) and collateral agent. The Loan Agreement provides for a term loan (the Loan) in an aggregate maximum principal amount of $50.0 million, of which $5.0 million was funded on December 17, 2021, $20.0 million was funded on November 4, 2022, and the remaining $25.0 million was funded in December 2023.

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

At-the-Market Offering

In June 2022, we entered into a sales agreement with Cowen and Company LLC (Cowen) as sales agent, pursuant to which we had the option to issue and sell shares of our common stock for an aggregate maximum offering price of $150.0 million under an at-the-market offering program (ATM). We would pay Cowen up to 3.0% of gross proceeds of the common stock sold through the ATM. Effective January 29, 2024, we suspended and terminated the prospectus related to the sale of common stock under the ATM. As a result, we will not make any sales of common stock pursuant to the ATM unless and until a new prospectus, prospectus supplement or registration statement is filed.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K and the notes to our unaudited condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2024, there were no material changes to our critical accounting policies and estimates from those discussed in our Annual Report.

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

Based upon such evaluation, our CEO and CFO concluded that, as of September 30, 2024, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We identified no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2024, we had $353.3 million in cash, cash equivalents and marketable securities. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations and capital expenditure requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. Our estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic nature of our business and the macroeconomic and geopolitical environment generally. We anticipate that our expenses will increase substantially if, and as, we:

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

We have incurred net losses in each reporting period since the commencement of our operations and have not generated any revenue from product sales to date. We had net losses of $46.6 million and $20.1 million for the three months ended September 30, 2024 and 2023, respectively. We had an accumulated deficit of $417.8 million as of September 30, 2024. Our losses have resulted principally from expenses incurred in research and development and from management and administrative costs and other expenses that we have incurred while building our business infrastructure, a significant portion of which were incurred resulting from our efforts to develop gamma-PNA chemistry and triplex gene editing for therapeutic use, which we discontinued in September 2020. Our product candidates are in clinical development. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing our product candidates in one or more indications, we expect that we will continue to incur substantial research and development and other expenses as we continue the clinical development programs for our product candidates in other indications.

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

As of September 30, 2024, the Company’s outstanding debt balance was $50.5 million. Our overall leverage and certain obligations and affirmative and negative covenants contained in the related documentation could adversely affect our financial health and business and future operations by limiting our ability to, among other things, satisfy our obligations under the Loan Agreement, refinance our debt on terms acceptable to us or at all, plan for and adjust to changing business, industry and market conditions, use our available cash flow to fund future acquisitions and make dividend payments, and obtain additional financing for working capital, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity.

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

Our future success is heavily dependent on our ability to timely complete clinical trials, obtain marketing approval for and successfully commercialize our product candidates. We expect that a substantial portion of our efforts and expenses over the next several years will be devoted to the development of atacicept in our ongoing clinical trials, as well as our efforts to evaluate MAU868 in kidney transplant recipients.

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

Identifying and qualifying patients to participate in our clinical trials is critical to our success. We may encounter delays in enrolling, or be unable to enroll, a sufficient number of participants to complete any of our clinical trials, and even once enrolled we may be unable to retain a sufficient number of participants to complete any of our trials. In particular, as a result of the inherent difficulties in diagnosing IgAN, the availability of competitive products such as TARPEYO, FILSPARI and FABHALTA, and the significant competition for recruiting the limited number of patients who have the diseases for which our product candidates are being developed, there may be delays in enrolling the participants we need to complete clinical trials on a timely basis, or at all. Although we have engaged certain third-party investigators to assist with participant enrollment, there can be no assurance that we will be able to maintain our relationships with such third parties or that such third parties will be successful in helping us identify patients.

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

The biotechnology industry is intensely competitive and subject to rapid and significant technological change. Our competitors include multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. The current standard-of-care for IgAN consists of treatment with off-label use of RAAS inhibitors, including ACE inhibitors and ARBs, to control blood pressure, or steroids with or without other immunosuppressive agents to non-specifically reduce inflammation. SGLT2 inhibitors, including AstraZeneca’s Farxiga, which is approved for chronic kidney disease, is becoming the standard-of-care in some geographies including the United States. Among emerging therapies, we consider our most direct competitors with respect to atacicept in IgAN to be approved products: the reformulated steroid from Calliditas Therapeutics AB, endothelin and angiotensin II receptor antagonist from Travere Therapeutics, Inc., and the complement inhibitor from Novartis; programs in Phase 3 clinical development: Otsuka Pharmaceutical Co, Ltd., Novartis, Alnylam Pharmaceuticals Inc., Roche/Ionis and Vertex; and the following companies with programs in Phase 2 of clinical development: Reata Pharmaceuticals, Inc., AstraZeneca, Biogen Inc., Eladon Pharmaceuticals and DiaMedica Therapeutics, Inc.

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
•
the timing of market introduction of the product candidate as well as competitive products, such as TARPEYO, FILSPARI and FABHALTA;
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

We are currently seeking orphan drug designation from the FDA for atacicept for the treatment of IgAN. We are required to provide evidence that IgAN meets the orphan criteria as specified by the FDA. Under the Orphan Drug Act, the FDA may designate a drug product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States but where there is no reasonable expectation to recover the costs of developing and marketing a treatment drug in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and application fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. However, orphan drug designation neither shortens the development time nor regulatory review time of a product candidate nor gives the candidate any advantage in the regulatory review or approval process.

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

We received orphan medicinal product designation for atacicept in the EU in October 2024. In the EU, a medicinal product may receive orphan designation under Article 3 of Regulation (EC) 141/2000. This applies to products that are intended for a life-threatening or chronically debilitating condition and either (1) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (2) the product, without the benefits derived from orphan status, would be unlikely to generate sufficient returns in the EU to justify the necessary investment in its development. Moreover, in order to obtain orphan designation in the EU it is necessary to demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU or, if such a method exists, the product will be of significant benefit to those affected by the condition. Orphan medicinal product designation entitles an applicant to incentives such fee reductions or fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. Marketing authorization for an orphan drug leads to a 10-year period of market exclusivity for the approved therapeutic indication, which means that the EMA cannot accept another marketing authorization application or accept an application to extend for a similar product and the European Commission cannot grant a marketing authorization for the same indication for a period of ten years. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan medicinal product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. This period may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan drug designation, for example because the product is sufficiently profitable not to justify continued market exclusivity. In addition, a marketing authorization may be granted to a similar medicinal product with the same orphan indication during the 10 year period of market exclusivity on an individual basis in very select cases, such as with consent from the marketing authorization holder, if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities of the authorized product or if the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior to the original orphan medicinal product. A company may voluntarily remove a product from the register of orphan products.

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

Moreover, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement price of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negation program is currently subject to legal challenges. HHS will select up to fifteen additional drugs covered under Part D negotiation in 2025. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued and will continue to issue and update guidance as these programs are implemented. On February 14, 2023, in response to the Biden administration’s October 2022 executive order, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement-constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that the Affordable Care Act, the IRA, as well as other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, achieve and sustain profitability or commercialize atacicept, MAU868 or any future product candidates we may develop.

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

Our results of operations could be adversely affected by general conditions in the global economy, the global financial markets, and adverse geopolitical and macroeconomic developments. U.S. and global market and economic conditions have been, and continue to be, volatile due to many factors, including recent and potential future disruptions in access to bank deposits and lending commitments due to bank failures, supply chain challenges, ongoing military conflicts, related sanctions, changes in U.S.-China relations, elevated inflation rates and the responses by central banking authorities to control such inflation, among others. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, bank failures, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our manufacturers and our suppliers operate.

A severe or prolonged global economic downturn could result in a variety of risks to our business. For example, inflation rates, particularly in the United States, have been significantly elevated compared to recent historical levels, and continued high rates of inflation may result, directly or indirectly, in increases in our operating costs (including our labor costs) and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. Recent bank failures have caused significant disruption in certain companies’ access to bank deposits and lending commitments and may continue to do so. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

As of September 30, 2024, we had 82 full-time employees, including 57 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we continue to operate as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•
business interruptions resulting from geopolitical actions, including war and terrorism.

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

Under the Ares Agreement, in consideration for the license, we issued shares of our Series C redeemable convertible preferred stock to Ares at the time of the initial closing of our Series C redeemable convertible preferred stock financing, which converted into

1,913,501 shares of our common stock in May 2021. As additional consideration for the license, we paid Ares $25.0 million upon delivery and initiation of the transfer of specified information and materials and we are required to pay Ares aggregate milestone payments of up to $176.5 million upon the achievement of specified BLA filing or regulatory approval, beginning with $15.0 million upon the first filing of an approval application and $20.0 million upon regulatory approval in the U.S., and aggregate milestone payments of up to $515.0 million upon the achievement of specified commercial milestones, beginning with $15.0 million if worldwide aggregate annual net sales reach $250 million and $50.0 million if worldwide aggregate annual net sales reach $500 million. Commencing on the first commercial sale of licensed products, we are obligated to pay tiered royalties of low double-digit to mid-teen percentages on annual net sales of the products covered by the license. In the event we sublicense our rights under the Ares Agreement, we are obligated to pay Ares a percentage ranging from the mid-single-digit to the low double-digits of specified sublicensing income received.

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

The trading price of our common stock has been, and is likely to be, highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. For example, the closing price of our common stock from January 1, 2023 to November 5, 2024, has ranged from a low of $5.41 to a high of $49.14. The stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

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
•
sales of our securities by us, our insiders or our other stockholders; and
•
general geopolitical, macroeconomic, industry and market conditions, including the recent and potential future disruptions in access to bank deposits and lending commitments due to bank failures, supply chain challenges, ongoing military conflicts, related sanctions, changes in U.S.-China relations, elevated inflation rates and the responses by central banking authorities to control such inflation.

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

As of September 30, 2024, there were 55,026,111 shares of common stock outstanding and held of record by 21 stockholders. The number of record holders of our common stock does not include DTC participants or beneficial owners holding shares through nominee names.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The terms of the Loan Agreement restrict our ability to declare and pay dividends without the prior written consent of Oxford.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2024 to July 31, 2024	—	—	—	—
August 1, 2024 to August 31, 2024	4,450 [1]	$2.8968	—	—
September 1, 2024 to September 30, 2024	—	—	—	—
Total	4,450	$2.8968	—	—

[1] Repurchase of unvested shares that were outstanding pursuant to a stock option grant that was early exercised.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

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

10.1

Offer Letter, by and between the Registrant and David Johnson, dated June 26, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40407), filed with the SEC on July 2, 2024).

10.2*	Vera Therapeutics, Inc. 2024 Inducement Plan, as amended.

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

Vera Therapeutics, Inc.

Date: November 7, 2024	By:	/s/ Marshall Fordyce
Marshall Fordyce, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Sean Grant
Sean Grant
Chief Financial Officer (Principal Financial Officer)