Form 10-K
period 2024-12-31
Vera Therapeutics, Inc.
filed 2025-02-28
CIK 1831828

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s Class A common stock held by non-affiliates of the Registrant as of June 28, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1.7 billion based on the closing price of the Registrant’s Class A common stock on the Nasdaq Global Select Market of $36.18 per share.

As of February 24, 2025, the registrant had 63,748,290 shares of Class A common stock, $0.001 par value per share, and no shares of Class B common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders, which the Registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
the scope of protection we are able to establish and maintain for intellectual property rights, including atacicept, MAU868, VT-109 and any other product candidates we may develop; and
•
our ability to retain the continued service of our key personnel and to identify, hire, and then retain additional qualified personnel.

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

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS

An investment in shares of our Class A common stock involves a high degree of risk. Below is a list of some of the material risks associated with our business. This summary does not address all of the risks that we face. Additional discussion of the risks listed in this summary, as well as other risks that we face, is set forth under Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K:

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
•
We are substantially dependent on the success of our product candidates, atacicept and MAU868, which are currently in the clinical development stage, and VT-109, which is in the pre-clinical development stage. If we are unable to complete development of, obtain regulatory approval for and commercialize our product candidates in one or more indications and in a timely manner, our business, financial condition, results of operations and prospects will be significantly harmed.
•
Enrollment and retention of participants in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control, including difficulties in identifying patients with IgAN, the availability of competitive products, and significant competition for recruiting participants in clinical trials.
•
The incidence and prevalence for target patient populations of our product candidates in specific indications are based on estimates and third-party sources. If the market opportunities for atacicept, MAU868, VT-109, or any future product candidate we may develop, if and when approved, are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability might be materially and adversely affected.
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
•
We have never commercialized a product candidate before and may lack the necessary expertise, personnel, and resources to successfully commercialize any products on our own or together with suitable collaborators.
•
Our success depends on our ability to protect our intellectual property and our proprietary technologies.
•
If we breach our license agreement (Ares Agreement) with Ares Trading S.A. (Ares), an affiliate of Merck KGaA, Darmstadt, Germany, related to atacicept, or the license agreement with Novartis International Pharmaceutical AG (Novartis) related to MAU868, or the license agreement with the Board of Trustees of Leland Stanford Junior University (Stanford) related to VT-109, we could lose the ability to continue the development and commercialization of atacicept, MAU868, or VT-109, respectively.
•
We may be required to make significant payments under our license agreements related to atacicept, MAU868, and VT-109.
•
If the scope of any patent protection we obtain is not sufficiently broad, or if we lose any of our patent protection, our ability to prevent our competitors from commercializing similar or identical product candidates would be adversely affected.
•
Patent terms may be inadequate to protect our competitive position on atacicept, MAU868, VT-109, or any future product candidates we may develop for an adequate amount of time.
•
We rely, and expect to continue to rely, on third parties, including independent clinical investigators and CROs, to conduct certain aspects of our nonclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize atacicept, MAU868, VT-109, or future product candidates we may develop and our business, financial condition, results of operations and prospects could be significantly harmed.
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
•
We no longer qualify as an “emerging growth company” or a “smaller reporting company” and, as a result, we will no longer be able to avail ourselves of certain reduced disclosure requirements applicable to emerging growth companies and/or smaller reporting companies.
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

v

PART I

Item 1. Business.

Overview

We are a late clinical-stage biotechnology company focused on developing and commercializing transformative treatments for patients with serious immunological diseases. Our lead product candidate, atacicept, a fully humanized TACI-Fc fusion protein that binds both B-cell activating factor (BAFF) and A proliferation-inducing ligand (APRIL) and is self-administered subcutaneously, is currently being evaluated for the treatment of immunoglobulin A nephropathy (IgAN). We are conducting ORIGIN 3, the pivotal Phase 3 trial of atacicept 150 mg in IgAN, and in September 2024 completed enrollment of the initial cohort of 200 participants that will provide data for the 36-week urine protein creatinine ratio (UPCR) primary efficacy endpoint. We expect to announce primary endpoint results in the second quarter of 2025, supporting our planned submission for regulatory approval later in 2025. The Phase 2b ORIGIN clinical trial evaluated the safety and efficacy of atacicept in 116 participants with IgAN and reported positive results at 24 weeks in January 2023, 36 weeks in June 2023, and 96 weeks in October 2024. The trial remained blinded through 36 weeks, after which all participants were eligible for the open label extension portion of the study and received atacicept 150 mg through 96 weeks. At 24 and 36 weeks, atacicept met its primary and key secondary endpoints, respectively, with statistically significant reductions in UPCR, and stable estimated glomerular filtration rate (eGFR) was observed with clinically meaningful and statistically significant difference for participants on atacicept versus placebo. Participants treated with atacicept demonstrated reductions in galactose-deficient IgA1 (Gd-IgA1), the autoantigen produced by B cells in patients with IgAN, and a reduction in hematuria. The improvements in Gd-IgA1, hematuria, UPCR and eGFR represent the quartet of findings consistent with IgAN disease modification. The 96-week open label extension results showed consistent and sustained reductions in Gd-IgA1, hematuria, and UPCR, with continued eGFR stabilization at a rate similar to the general population without kidney disease. Additionally, atacicept’s safety profile was comparable to placebo. We believe that atacicept has pipeline in a molecule potential, with potential application in multiple diseases. Based on data from the Phase 2b ORIGIN trial, the US FDA granted Breakthrough Therapy Designation to atacicept for the treatment of IgAN. We have also committed to providing long-term access to atacicept for all ORIGIN participants by initiating ORIGIN EXTEND, a long-term Phase 2 extension study that offers open-label atacicept to participants who completed ORIGIN Phase 2b or 3 until commercial availability in their country or region. We will be evaluating atacicept in non-IgAN autoimmune kidney diseases, including primary membranous nephropathy (pMN), focal segmental glomerulosclerosis (FSGS) and minimal change disease (MCD), in the Phase 2 PIONEER clinical trial that will initiate in 2025, in patients with anti-PLA2R antibodies or other autoantibodies. Potential other future indications include several rheumatologic diseases such as systemic lupus erythematosus and Sjogren’s disease, and hematologic diseases, including idiopathic thrombocytopenic purpura and autoimmune hemolytic anemia. We also hold worldwide, exclusive development and commercial rights to MAU868, a potentially first-in-class monoclonal antibody to treat reactivated BK virus (BKV) infections for which we completed a Phase 2 clinical trial in 2022, and in January 2025, we acquired field-limited, worldwide, exclusive development and commercial rights to VT-109, a novel, next-generation dual BAFF/APRIL inhibitor that is in preclinical development. We believe that our current pipeline programs leverage the deep expertise of our team and have strong potential commercial synergies. We hold global developmental and commercial rights to all of our pipeline molecules.

Atacicept in IgAN

IgAN is a serious and progressive autoimmune disease of the kidney that is driven by the production of Gd-IgA1 and its corresponding autoantigen produced by B cells. IgAN is associated with a high risk of kidney-related morbidity and mortality. We estimate there will be approximately 157,000 biopsy-confirmed IgAN patients in the United States, 136,000 in Europe, and 130,000 in Japan, at estimated peak year of sales. Up to 50% of patients diagnosed with IgAN develop end-stage renal disease (ESRD) within 20 years from initial diagnosis, requiring dialysis or kidney transplant. ESRD causes considerable morbidity and impact on patients’ lives and represents a significant health economic burden, which was estimated to be $70.6 billion in the United States in 2022. Despite this high level of morbidity, only three treatments have been approved for this indication: TARPEYO (budesonide, developed by Calliditas Therapeutics AB), a reformulated steroid, FILSPARI (sparsentan, developed by Travere Therapeutics), a dual endothelin angiotensin receptor antagonist, and FABHALTA (iptacopan, developed by Novartis), a complement inhibitor. None of these agents have been shown to reduce the rate of eGFR decline to a level that minimized the lifetime risk of kidney failure, and thus are not disease-modifying treatments in IgAN. The current standard of care continues to consist of non-specific CKD therapies such as off-label use of renin-angiotensin-aldosterone system (RAAS) inhibitors, including angiotensin-converting enzyme (ACE) inhibitors and angiotensin II receptor blockers (ARBs), and, in some patients, sodium-glucose cotransporter-2 (SGLT2) inhibitors. We estimate the global market opportunity for novel, disease-modifying therapeutics in IgAN is approximately $6.0 billion to $10.0 billion annually, based on the disease prevalence and the segment of IgAN patients at high risk of progressing to ESRD.

Atacicept is a TACI-Fc fusion protein self-administered at home as a subcutaneous injection once weekly that blocks both BAFF and APRIL, which stimulate B cells to produce autoantibodies contributing to certain autoimmune diseases. We believe that atacicept’s mechanism has the potential to generate clinical success by measures designed to assess efficacy in IgAN and other immunologic diseases. BAFF inhibition has been clinically and commercially validated through the approval of Benlysta (belimumab) in both systemic lupus erythematosus (SLE) and lupus nephritis (LN). Preclinical and clinical evidence support that atacicept’s mechanism of dual inhibition of BAFF and APRIL may provide improved clinical outcomes, measured by endpoints designed to assess efficacy, compared to inhibiting either signal alone. Atacicept has the potential to be the first disease-modifying therapy for IgAN due to its ability to precisely modulate B cell activity, with reductions in Gd-IgA1, hematuria, and proteinuria – and stabilization of eGFR.

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

We are conducting a multinational, randomized, double-blind, placebo-controlled Phase 3 clinical trial in IgAN, which we refer to as ORIGIN 3, and have completed the open label extension of our Phase 2b clinical trial in IgAN, which we refer to as ORIGIN 2b. The ORIGIN 3 trial is evaluating atacicept 150 mg by weekly subcutaneous injection at home versus placebo through 104 weeks. The primary endpoint is reduction in UPCR in a 24-hour urine collection versus placebo at 36 weeks to support potential accelerated approval. A significant reduction in proteinuria, as measured by UPCR in a 24-hour urine collection, is associated with improved renal outcomes in patients with IgAN. UPCR is a surrogate endpoint accepted by the FDA for primary glomerular diseases associated with significant proteinuria, including IgAN. Given the FDA’s recent approvals of TARPEYO and FILSPARI, we believe the use of proteinuria as a surrogate endpoint for accelerated approval has been validated. The key secondary endpoint is eGFR change up to week 104.

The ORIGIN 2b trial evaluated three subcutaneous weekly doses of atacicept (25 mg, 75 mg and 150 mg) and their impact on the reduction of proteinuria as measured by UPCR as the primary endpoint, with secondary endpoints including the difference in kidney function between treated and placebo participants as measured by eGFR and reduction in Gd-IgA1. We completed enrollment of the Phase 2b ORIGIN trial in mid-2022, enrolling a total of 116 participants at multiple global sites. In January 2023, we announced that atacicept met the primary endpoint: the pooled 75 mg and 150 mg arms achieved a statistically significant reduction in proteinuria versus placebo at 24 weeks. In June 2023, we announced positive results at 36 weeks in a late-breaking presentation at the European Renal Association (ERA) Conference. In a prespecified per-protocol (PP) analysis in which a blinded third-party CRO identified and excluded participants with protocol deviations, atacicept 150 mg achieved a 43% mean reduction in proteinuria versus placebo, and a 35% mean reduction in proteinuria versus placebo in the intent-to-treat (ITT) population. Stable eGFR was observed for participants on atacicept 150 mg at 36 weeks, with an 11% mean eGFR change versus placebo, approximating to an absolute difference of 5.8 mL/min/1.73m2. Atacicept 150 mg reduced Gd-IgA1 64% from baseline and resolved hematuria in 80% of participants receiving atacicept 150 mg compared to 5% of those receiving placebo. Furthermore, Atacicept was well tolerated, and its safety profile in IgAN was comparable to placebo. The ORIGIN 2b trial remained blinded through 36 weeks, after which all participants were eligible to roll onto the open label portion of the trial and receive atacicept 150 mg once weekly through 96 weeks, allowing for the evaluation of long-term safety and durability of response of atacicept in IgAN. In October 2024, we simultaneously announced positive results through 96 weeks with a late breaking presentation at ASN Kidney Week and a publication in the Journal of the American Society of Nephrology (JASN). Through 96 weeks of treatment, atacicept demonstrated further reductions in Gd-IgA1, hematuria resolution, reductions in UPCR, and eGFR stabilization at a rate of decline similar to the general population without kidney disease. The open label extension adverse events profile was consistent with the randomized period. In aggregate, we believe these data provide evidence that atacicept offers a potential safe, long-term, disease-modifying treatment for patients with IgAN.

We completed full enrollment for the primary endpoint of ORIGIN 3 in the second half of 2024. With Phase 3 topline results expected in the second quarter of 2025, if positive, we expect to submit a biologics license application (BLA) for atacicept in IgAN to the FDA in the second half of 2025.

Pipeline

Beyond our lead indication in IgA nephropathy, we have several late-stage opportunities for potential patient benefit – consisting of both indication expansion opportunities for atacicept, and the development of VT-109 in B cell mediated diseases and MAU868 for BK viremia among kidney transplant recipients. We are currently evaluating these opportunities for future development.

For atacicept, we plan to evaluate the possibility of extended dosing intervals as part of our life cycle management strategy. There are also multiple indications in which blocking BAFF and APRIL may offer therapeutic benefit and offer an attractive commercial opportunity.

In January 2025, we announced a license agreement with Stanford University to acquire global rights to VT-109, a novel, next generation fusion protein targeting BAFF and APRIL that is in preclinical development with wide therapeutic potential across the spectrum of B cell mediated diseases. These rights are for all therapeutic, prophylactic, diagnostic, and treatment uses in humans outside of cancer immunotherapy.

Regarding MAU868 for BK viremia among kidney transplant recipients, at ASN Kidney Week 2022, final results from the Phase 2 clinical trial of MAU868 versus placebo showed that MAU868 was well tolerated and demonstrated clinically meaningful reductions in BK antiviral activity through 36 weeks in kidney transplant patients with BK viremia. Following feedback from the FDA on the Phase 2 clinical trial, we are evaluating strategies for continued development, including a potential next clinical trial.

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

Our business principles and strategy

Our goal is to develop and commercialize transformative treatments for patients suffering from severe immunological diseases. We believe the successful translation of biomedical science into innovative therapeutic products for patients with immunological diseases will enable outsized growth over the next decade and beyond. Specifically, our strategy is based on the following business principles:

•
Develop disease-modifying medicines to improve patients’ lives. Our team seeks to bring transformative medical products to patients with severe immunological diseases, who often receive steroids as the current standard of care. The non-specific immunosuppressive effect of steroids, with known acute and chronic side effects, presents an important opportunity for innovation. We aim to develop and commercialize disease-modifying drugs that target the source of disease, minimize side effects, and have high potential to meaningfully change standard medical care and improve patients’ lives.
•
Establish clear line-of-sight to successful products. We apply our deep drug development experience, scientific rigor, and disciplined decision making to establish clear line-of-sight along the full spectrum of drug development. We pursue biologic targets, product candidates, and disease indications with a strong scientific rationale, de-risked profile, and capital-efficient development pathway, and optimize for high probability of clinical, regulatory, and commercial success.
•
Build a leading biotech company that delivers innovative medicines to patients. We believe our team’s expertise and our business culture are fundamental to our success. Our Research and Development and Commercial teams are led by experienced drug development executives with proven track records in clinical and commercial development who have led or been involved in the approvals of more than 15 medicines from leading companies, including Gilead Sciences and Amgen. We leverage our team’s know-how with additional outsourced resources and enable focused clinical development of our product candidates with the goal of improving patients’ lives.

These principles have guided us to the successful in-licensing of atacicept from Ares, VT-109 from Stanford University, and obtaining the rights to MAU868 from Pfizer, in each case with worldwide rights for development and commercialization. We take a gated-capital raise approach and scale product candidate investment and exposure in close step with key development milestones to ensure high return on development costs.

The near- and long-term objectives to achieve our goal include:

•
Complete global development of atacicept in IgAN. We reported positive 96-week results from the open label extension of the ORIGIN Phase 2b clinical trial in October 2024. We completed enrollment for the primary endpoint cohort of our global pivotal Phase 3 clinical trial in September 2024 and full enrollment is projected in Q2 2025. We anticipate primary endpoint results in the second quarter of 2025. If positive, we expect to submit a biologics license application (BLA) for atacicept in IgAN to the FDA in the second half of 2025. We have also committed to providing access to atacicept for all global ORIGIN participants until atacicept is available in their region through the ORIGIN EXTEND study. The PIONEER study will evaluate atacicept in an expanded IgAN population beyond the ORIGIN program. We anticipate clinical results from the ORIGIN EXTEND and PIONEER studies in 2025 and 2026.
•
Build and scale organizational capabilities to support commercialization of atacicept. Under the leadership of our experienced management team, we are building a specialized commercial organization with deep launch experience in nephrology, B cell, and autoimmune therapeutics, to launch atacicept in the United States and other key markets, if approved. During 2024, we hired a Chief Commercial Officer and Executive Vice President, Commercial, to lead this organization.
•
Explore additional disease areas where atacicept holds significant therapeutic promise. By targeting BAFF and APRIL, atacicept’s ability to reduce disease-causing autoantibodies may provide clinical benefit. We intend to explore additional immunologic diseases where BAFF and APRIL are abnormally elevated, or where autoantibodies play an important role.
•
Advance the development of VT-109 and explore its potential in multiple B-cell mediated diseases. We acquired rights to this novel, next-generation dual BAFF/APRIL inhibitor in January 2025 and plan to leverage our research, translational medicine, clinical development and commercial expertise in developing this program.
•
Identify next clinical trial for MAU868 in BK viremia in kidney transplant recipients and align with regulatory authorities. We reported positive final results from our Phase 2 clinical trial in kidney transplant recipients in 2022 and are working to design our next clinical trial for MAU868.
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

Atacicept in IgAN

We are developing atacicept as a potential treatment for patients with IgAN, a serious and progressive autoimmune disease of the kidney with a high unmet medical need and limited treatment options available. Up to 50% of confirmed IgAN patients progress to ESRD, requiring dialysis or kidney transplant. ESRD causes significant morbidity and impact on patients’ lives and represents a significant health economic burden estimated to be over $70 billion annually in the United States. Despite this high level of morbidity, the current standard of care consists of non-IgAN specific CKD therapies, including off-label use of RAAS inhibitors (ACE inhibitors and ARBs), increasing use of SGLT2 inhibitors, and potentially steroids. IgAN is driven by the production of pathogenic Gd-IgA1, and patients with elevated Gd-IgA1 are at increased risk of kidney-related morbidity and mortality. We reported positive topline 24-week results in January 2023, 36-week results in June 2023, and 96-week results in October 2024 from the Phase 2b ORIGIN trial. We initiated a pivotal Phase 3 clinical trial in the second quarter of 2023, which we refer to as ORIGIN 3, that is currently ongoing. We believe that atacicept has the potential to be the best-in-class, leading B-cell modulator therapy for IgAN.

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
(4)
Pathogenic immune complexes are deposited and become trapped in the kidney’s glomeruli. This initiates an inflammatory response that damages the membranes.
(5)
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

Emerging therapies in development

There are three agents approved for the treatment of IgAN and there are several treatments in clinical development. The multistep IgAN pathogenesis hypothesis offers potential target points and approaches for therapeutic intervention. Most therapeutic candidates in clinical development have employed various approaches to target inflammation and the downstream effects. Atacicept is the first agent in development for IgAN that has demonstrated a 64% reduction of Gd-IgA1, the upstream source of IgAN pathogenesis, after 36 weeks of treatment. Importantly, atacicept is the first agent in development to demonstrate Gd-IgA1 reductions, hematuria improvements, and UPCR reductions with eGFR stabilization at a rate of decline similar to the general population without kidney disease through 96 weeks, suggesting atacicept may offer a potential long-term, disease-modifying treatment for IgAN with a favorable safety profile.

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

ERAs. Aberrant endothelin signaling is implicated in structural podocyte changes and increased mesangial proliferation in chronic kidney diseases, including IgAN. ERAs block endothelin-induced cell proliferation and hence may reduce renal perfusion pressure and proteinuria. Since this mechanism of action works downstream of disease-related immune activities, it is not expected to reduce Gd-IgA1 or the resulting immune complexes that cause the disease. ERAs have previously been approved for the treatment of pulmonary arterial hypertension and erectile dysfunction and make use of a vasodilatory effect. One ERA that is currently approved by the FDA has a boxed warning for hepatotoxicity and embryo-fetal toxicity and a Risk Evaluation and Mitigation Strategies (REMS) assigned for liver toxicity, and another ERA is completing Phase 3 development. ERAs have been associated with edema, significant liver toxicity and increased risk of heart failure.

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

B cell modulators. B cell modulators, including atacicept, are an important category of emerging therapies for IgAN. The disease-causing Gd-IgA1 is predominantly produced by B cells. Therefore, control of B cell activation may reduce production of Gd-IgA1 and the downstream formation of autoantibodies and immune complexes. Preclinical models have shown that dual inhibition of BAFF and APRIL offers improved suppression of B cell activities over blocking BAFF or APRIL alone. Atacicept blocks both BAFF and APRIL and has shown substantial reduction (64% at 36 weeks) in Gd-IgA1. We believe that dual inhibition may also confer a potential dosing advantage versus APRIL-only inhibition.

Our solution: Atacicept

Atacicept is a fusion protein that blocks both BAFF and APRIL, which play key roles in the upstream pathway that causes IgAN and is dosed once weekly via a 1-mL subcutaneous injection, self-administered at home. As a result, we believe atacicept has the potential to be the first disease-modifying therapy for IgAN. Through an integrated analysis of randomized, double-blind, placebo-controlled clinical trials in multiple autoimmune diseases with over 1,500 participants to date, atacicept has a well-characterized clinical safety profile. We completed enrollment of participants in the Phase 2b ORIGIN trial in 2022, and we reported positive results at 24 weeks in January 2023, 36 weeks in June 2023, 72 weeks in January 2024, and 96 weeks in October 2024.

Our approach to IgAN: Reducing Gd-IgA1, the source of autoantibodies

Atacicept is a fully humanized fusion protein that is designed to modulate the B cell pathway, which has well characterized implications in immunologic diseases. Specifically, as shown in Figure 4 below, atacicept contains the soluble extracellular domain of the TACI receptor fused with the inactivated Fc domain of IgG1. TACI is a native receptor for BAFF and APRIL, members of the tumor necrosis factor family that promote B cell survival and autoantibody production associated with IgAN and other immunologic diseases. Dual blockade of BAFF and APRIL by TACI has been shown to be more potent than blocking BAFF alone or APRIL alone and has the benefit of targeting long-lived plasma cells, in addition to B cells, thus reducing production of Gd-IgA1 and its autoantibodies. Therefore, atacicept is designed to precisely modulate B cell activity by binding both BAFF and APRIL, and follows a long history of impactful agents that are logically designed Fc fusion proteins. This mechanism acts directly on the source of IgAN, which we believe will significantly mitigate the downstream effects of the disease.

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
(4)
This, in turn, reduces immune complex deposition in glomeruli and glomerular inflammation is reduced.
(5)
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

Atacicept was studied in the Phase 2b ORIGIN clinical trial, a multinational, randomized, placebo-controlled, double-blind trial for the treatment of IgAN (Figure 6). The ORIGIN Phase 2b trial was designed to evaluate the efficacy and safety of atacicept in participants with biopsy-proven IgAN and persistent proteinuria despite stable and maximum-tolerated RASi regimen for at least 12 weeks. The clinical trial consisted of a 36-week double-blind treatment period, followed by a 60-week open-label treatment period and a 26-week safety follow-up period. The trial assessed three doses (25 mg, 75 mg and 150 mg) of once-weekly 1-mL subcutaneous injections, administered at home, of atacicept versus placebo on impact of renal function as measured by proteinuria and eGFR. The primary endpoint was change from baseline in UPCR at 24 weeks based on 24-hour urine collection, with a secondary endpoint of UPCR at 36 weeks. Other secondary endpoints include UPCR at multiple timepoints, the effect of atacicept on change in eGFR, and safety and tolerability.

Figure 6: Phase 2b ORIGIN trial design

Primary endpoint efficacy and secondary endpoint safety data were published in Kidney International in 2024. The primary endpoint was met at week 24 as the mean UPCR was reduced from baseline by 31% in the combined atacicept group (defined as atacicept 75mg and 150mg dosing groups) versus 8% with placebo, resulting in a significant 25% reduction with atacicept versus placebo. At week 36, the key secondary endpoint was met as the mean urine protein creatinine ratio reduced from baseline by 34% in the combined atacicept group versus a 2% increase with placebo, resulting in a significant 35% reduction with atacicept versus placebo. The reduction in proteinuria was accompanied by stabilization in endpoint eGFR with atacicept compared to a decline with placebo at week 36, resulting in significant between-group geometric mean difference of 11%, approximating an absolute difference of 5.7 mL/min/1.73m2. Endpoint Gd-IgA1 levels significantly decreased from baseline by 60% versus placebo. The safety profile of atacicept was similar to placebo.

Vera reported positive results from the randomized phase of the Phase 2b ORIGIN clinical trial, which showed the following at 36 weeks:

•
Gd-IgA1 reduction of 64% from baseline with atacicept 150 mg.

•
Hematuria resolution in 80% of participants on atacicept 150 mg versus 5% on placebo.
•
In a Per Protocol (PP) analysis, a blinded third-party CRO identified participants with protocol deviations that potentially confounded proteinuria measure. In the PP population that excludes these participants, atacicept 150 mg achieved a 43% mean reduction in proteinuria versus placebo (p<0.05); in the ITT population, atacicept 150 mg achieved a 35% further decrease from placebo.
•
Stable eGFR observed for participants on atacicept, with clinically meaningful and statistically significant difference versus placebo.
•
Clinical safety profile similar between atacicept and placebo.

In October 2024, long-term results from the ORIGIN Phase 2b trial were simultaneously presented in a late breaking oral presentation at ASN Kidney Week 2024 and published in a manuscript in the Journal of the American Society of Nephrology (JASN). Over 96 weeks, participants treated with atacicept demonstrated a 66% reduction in Gd-IgA1, resolution of hematuria in 75% of participants, a 52% reduction in proteinuria, and a mean annualized eGFR slope of -0.6 mL/min/1.73m2/year. This eGFR slope profile is consistent with the aging-related decline observed in the general population without biopsy-proven kidney disease. The cumulative generally favorable safety profile of atacicept remained consistent with that observed during the randomized period, with a 90% completion rate of atacicept treatment in the open-label extension period. We believe these data support the potential for atacicept to offer long-term, comprehensive IgAN disease modification and provide further confidence in the ongoing pivotal Phase 3 ORIGIN trial of atacicept in IgAN.

Figure 7: ORIGIN Phase 2b long-term 96-week results with atacicept was consistent with disease-modifying IgAN profile

Atacicept safety and tolerability profile

In the randomized phase of the ORIGIN Phase 2b clinical trial, the clinical safety profile was similar between atacicept and placebo – and in the 96-week results, the safety profile observed was consistent with that of the randomized phase (Figure 8 below).

Figure 8: Phase 2b ORIGIN clinical trial adverse events profile

In an integrated safety analysis of clinical trials for multiple indications with over 1,500 participants, atacicept was well tolerated, as shown in Figure 9 below. Serious treatment-emergent adverse events (TEAEs) reported in the highest proportions were infections and infestations (placebo 3.9% versus atacicept 4.4%), musculoskeletal and connective tissue disorders (placebo 1.9% versus atacicept 1.3%), and nervous system disorders (placebo 2.1% versus atacicept 1.2%). The most frequently reported TEAE was pneumonia (placebo 1.2% versus atacicept 1.3%). We believe that this large and established data set is a competitive advantage for atacicept versus other approved and emerging therapies in development, many of which lack extensive safety data.

Figure 9: Integrated safety analysis: Summary of treatment-emergent adverse events > 5% in any arm, by dose

The safety profile of atacicept 25 mg, 75 mg and 150 mg has been characterized in healthy subjects and patients with RA, multiple sclerosis, optic neuritis, SLE, and B cell malignancies, and is considered acceptable in IgAN. Over 2,213 individuals have been enrolled in ongoing and completed interventional clinical trials with atacicept, of which over 1,635 individuals have received at least one dose of atacicept. As of February 19, 2025, 647 participants with SLE from five Phase 2/3 clinical trials have received at least one dose of atacicept, and 124 participants with IgAN from two Phase 2 clinical trials have received at least one dose of atacicept. An additional estimated 180 patients are being dosed with atacicept in the ongoing blinded ORIGIN Phase 3 study.

We believe the benefit-risk balance of atacicept to be favorable for further development in IgAN and certain additional autoimmune diseases, and we intend to explore additional immunologic diseases where BAFF and APRIL are abnormally elevated, or where autoantibodies play an important role.

UPCR is an accepted surrogate primary endpoint for clinical trials in IgAN, which potentially allows for a faster path to commercialization than rate of change/slope in eGFR, which is determined with two years of data. The recommendation for usage of this surrogate endpoint was put forward by the ASN, partnering with the FDA under the auspices of the Kidney Health Initiative, and the European Medicines Agency (EMA), and has now been implemented in five Phase 3 clinical trials in IgAN and in the three FDA approvals granted. Accelerated and/or conditional approval may be granted on the UPCR endpoint, with full approval to be granted upon longer-term data demonstrating stabilization of eGFR with treatment.

Ongoing Phase 3 ORIGIN clinical trial

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

Figure 10: Phase 3 ORIGIN 3 trial design

ORIGIN 3 is a Phase 3 global, multicenter, randomized, placebo-controlled, double-blind trial (Figure 10) in participants with IgAN who have persistent proteinuria and remain at high risk of disease progression despite being on a stable prescribed regimen of renin-angiotensin system inhibitors (ACE inhibitors or ARBs) for at least 12 weeks that is the maximum labeled or tolerated dose. The clinical trial consists of a 104-week double-blind treatment period which is currently ongoing, followed by a 52-week open-label extension and a 26-week safety follow-up period. The trial will assess at-home self-administered once weekly 1-mL subcutaneous injections of atacicept 150 mg versus placebo on impact of kidney function as measured by proteinuria and eGFR. The primary endpoint is change from baseline in UPCR at 36 weeks based on 24-hour urine collection and the key secondary endpoint is eGFR up to 104 weeks. Additional secondary endpoints are change in Gd-IgA1, hematuria resolution, change in eGFR up to 52 weeks, and time from randomization to first occurrence of composite kidney failure endpoint event.

We completed enrollment for the Phase 3 primary endpoint cohort in September 2024 and anticipate full enrollment of the study in the second quarter of 2025. The Phase 3 primary endpoint results are expected in the first half of 2025, and, if supportive, we expect to submit a BLA to the FDA for accelerated approval of atacicept in IgAN in the second half of 2025.

ORIGIN EXTEND Phase 2 clinical trial

We initiated the ORIGIN EXTEND trial, a Phase 2 extension study in participants who complete ORIGIN Phase 2b or Phase 3. The objectives of the trial are to 1) provide patients with extended access to atacicept prior to commercial availability in their country or region; 2) capture longer-term data for research purposes; and 3) generate data from reinitiation of atacicept treatment following an off-treatment period. We anticipate clinical results from the trial in 2025 and 2026.

Initiation of PIONEER Phase 2 Study to assess Atacicept in pMN, FSGS, and MCD

Due to the positive results of the ORIGIN Phase 2b clinical trial, and following discussions with the FDA, we plan to initiate a new Phase 2 clinical trial for atacicept to treat patients with nephrotic syndrome who have biomarkers that may predict a positive response to B cell modulation. The PIONEER study will initiate in 2025 and will study atacicept in additional autoimmune glomerular diseases characterized by the presence of antibodies to glomerular antigens, including within primary membranous nephropathy (pMN), focal segmental glomerulosclerosis (FSGS), and minimal change disease (MCD). We anticipate clinical results from the trial in 2025 and 2026.

Atacicept in primary membranous nephropathy (pMN)

pMN Pathophysiology and Disease Overview

pMN is an autoimmune disease characterized by glomerular membrane thickening and long-term proteinuria. pMN patients are initially treated with ACEi / ARBs, and upon progression typically are treated with either immunosuppressive or CD20 therapies. Despite proper management, patients still progress to ESRD, highlighting the need for a more effective standard of care.

pMN Market Opportunity, Current Standard of Care, and Our Proposed Solution

There are approximately 50,000 patients in the United States with pMN. In 70-80% of cases, inflammation of the renal glomeruli is caused by autoantibodies targeting the proteins phospholipase A2 receptor (PLA2R) and thrombospondin type 1 domain-containing 7A (THSD7A). The remaining 20-30% of cases develop as a secondary condition due to underlying issues such as infections, other autoimmune diseases, tumors, or drug poisoning. Most patients with biopsy-confirmed primary membranous nephropathy (pMN) have circulating anti-PLA2R autoantibodies, with approximately 70% of pMN cases associated with anti-PLA2R+ antibodies, and 65% of these cases considered moderate-to-severe. According to current KDIGO guidelines, PLA2R is recognized as a crucial diagnostic marker, eliminating the need for a kidney biopsy if the patient is seropositive for PLA2R and exhibits clinical symptoms. Additionally, the concentration of anti-PLA2R antibodies provides insights into disease activity and progression, serving as a clinical criterion for assessing the risk of progressive renal failure in pMN patients: 1) higher antibody concentrations indicate more active pMN and a greater risk of kidney failure, and 2) monitoring antibody levels can predict phases of clinical remission and relapses, as changes in anti-PLA2R antibody levels typically precede improvements or worsening of the disease.

Current treatments tackle the autoimmune aspect of pMN through B-cell depletion (e.g., agents such as rituximab) or immunosuppression via cyclophosphamide / high dose steroids; these therapies have been associated with significant toxicity. With no FDA-approved pMN therapies, significant unmet need remains for efficacious and safe agents, including those that can reduce adverse events associated with immunosuppressant therapy, offer benefit for the ~40% of patients that are refractory to rituximab, and further reduce disease progression to CKD and ESRD.

A more targeted approach that focuses on modulating autoimmune B-cell production, rather than broad immunosuppression, may offer a potential solution. Autoreactive B-cells are implicated in the immunopathogenesis of primary membranous nephropathy (pMN), with the phospholipase A2 receptor (PLA2R) identified as the target antigen for the typical immunoglobulin G (IgG) deposition observed in renal biopsies. While immunosuppressive treatments have shown reductions in PLA2R autoantibody (PLA2R-Ab) levels, patients with higher serum levels of both BAFF and APRIL are less likely to achieve clinical remission on standard immunosuppressive therapy. Additionally, the BAFF-targeting immunomodulator belimumab has been shown to improve proteinuria and PLA2R titers in an open-label trial. This supports the rationale for using other treatments involving B-cell modulation, such as atacicept. Atacicept's ability to block pathogenic B-cell activation via BAFF and APRIL cytokine binding suggests it may be effective in treating pMN, particularly in patients who have been treated with immunosuppressive therapies but still maintain high BAFF and APRIL serum levels.

Atacicept in FSGS and MCD

FSGS and MCD Pathophysiology and Disease Overview

FSGS is characterized by histological lesions (scarring) on kidney glomeruli, manifestations of proteinuria & hypoalbuminemia, and chronic kidney disease, which can present at any age. FSGS often presents with nephrotic syndrome manifestations, including high-grade proteinuria (>3.5 g/day), hypoalbuminemia, and edema, with 30 – 40% progressing to ESRD by 10 years. Nephrin is a transmembrane protein found in kidney podocytes, plays a significant role in maintaining the integrity and function of the glomerular filtration barrier, and it can be used as a biomarker for early glomerular injury, since elevated levels of nephrin in the urine (nephrinuria) can indicate damage to the podocytes and the filtration barrier. Recently, anti-nephrin antibodies were identified in ~10% of primary FSGS patients, indicating potential autoimmune involvement in the disease pathology and demonstrating a strong correlation to uACR.

MCD is a kidney disorder that leads to glomeruli damage and is characterized by sudden onset of nephrotic syndrome, including increased proteinuria, edema, and hypoalbuminemia. Immune dysregulation, including the presence of autoantibodies against nephrin and other podocyte components, contributes to podocyte injury and disease progression. MCD accounts for 70 – 90% of pediatric and 15% of adult idiopathic nephrotic syndrome patients. MCD is distinguished from other nephrotic diseases based on sudden onset of clinical features such as proteinuria (i.e., days/weeks vs. months) and distinct morphological features (e.g., podocyte effacement, normal glomerulus) based on kidney biopsy. Approximately two-thirds of adult patients with MCD and active nephrotic syndrome have anti-nephrin autoantibodies, while this figure rises to about 90% in children with idiopathic nephrotic syndrome.

FSGS and MCD Market Opportunity, Current Standard of Care, and Our Proposed Solution

There are approximately 44,000 diagnosed primary FSGS patients in the United States, of which approximately 7,000 may be identified as auto-immune assuming improved diagnostic methods. Primary FSGS patients are typically treated with background ACEi / ARBs, followed by sequencing steroids, calcineurin inhibitors (CNIs), immunosuppressive therapies (ISTs), and / or rituximab, with the aim to preserve kidney function and reduce risk to ESRD. Despite the current standard of care (which includes steroids, CNIs), there is persistent unmet need as up to 40% of patients reach ESRD and there are no FDA-approved disease-modifying drugs. Given the severity of clinical symptoms (e.g., ESRD risk), autoimmune FSGS patients would benefit from novel, efficacious therapies.

There are approximately 15,000 adult MCD patients and almost 10,000 pediatric MCD patients in the United States. Recently, anti-nephrin antibodies were identified in approximately 50% of pediatric MCD and adult MCD patients, indicating potential autoimmune involvement in disease pathology, which correlated to higher uACR and serum albumin levels. Patients are typically managed via steroids or other immunosuppressive therapies including CP, MMF and Levamisole. Additional treatments include diuretics for edema, ACE inhibitors or ARBs to reduce proteinuria, and dietary changes like a low-sodium diet. No FDA-approved therapies are currently available for MCD.

Given the autoimmune involvement in the disease pathology for at least some sub-populations of FSGS and MCD patients, potentially via B-cell mediated immune/inflammatory pathways, as demonstrated by response to rituximab in some patients, there is reason to believe that therapies that inhibit the proliferation and maturation of auto-reactive B-cells, such as atacicept, may be efficacious.

MAU868 in reactivated BK infection among kidney transplant recipients

We have exclusive worldwide rights, pursuant to the Novartis license, to MAU868, which is a potential treatment for reactivated BK infection in kidney transplant recipients. While up to 90% of healthy adults have been infected with BKV at some point in their lives, it remains latent in everyone except severely immunocompromised populations such as kidney transplant recipients. There are approximately 80,000 kidney transplants annually worldwide, with approximately 20,000 in the United States. Approximately 225,000 kidney allograft recipients are living in the United States. Waitlists to receive kidneys are long: approximately 3–5 years and 75,000 people long in the United States. Up to 12% of transplants per year are re-transplants, which further limits organ availability for new patients. BKV is a polyoma virus that is tropic to the kidney and bladder tissue and can reactivate with the immunosuppression required for kidney transplant. This reactivation can cause BKVN, a condition in which BK infection, typically first identified as BK viremia, triggers inflammation, which then progresses to renal fibrosis and tubular injury; as shown in Figure 11, BKVN is a leading cause of allograft loss, a devastating outcome for kidney transplant recipients.

Figure 11: Graft survival (%) in kidney transplant patients is worse with BKVN

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

Emerging therapies in development

Despite the high level of unmet need in treating BK viremia and preventing devastating consequences, there is limited development in the space. Memo Therapeutics is also developing a BKV-neutralizing monoclonal antibody and is in Phase 2 clinical development.

Our solution: MAU868 / scientific rationale

MAU868 is a human monoclonal antibody (IgG1/l isotype subclass) directed against the major viral capsid protein of BKV, VP1, which is essential for binding to and infection of new cells, as shown in Figure 12. MAU868 neutralizes all four serotypes of BKV at sub-nanomolar concentrations and has a high barrier to resistance in vitro (resistant isolates of BKV were not selected in vitro at any of the concentrations of MAU868 investigated). MAU868 is being developed for the treatment of BKV disease in kidney transplant recipients (BKV nephropathy) and being considered for hematopoietic stem cell transplant (HSCT) recipients (BKV-associated hemorrhagic cystitis). MAU868 also has neutralizing activity in vitro against the closely related JC virus, the cause of progressive multifocal leukoencephalopathy.

Figure 12: MAU868 blocks BK virion binding

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

Phase 2

We completed a Phase 2 randomized, double-blind, placebo-controlled clinical trial designed to assess the safety, tolerability, and efficacy of MAU868 for the treatment of allograft-threatening BKV infection in kidney (or kidney-pancreas) transplant recipients in 2022. Two sequential cohorts enrolled a total of 28 participants with BK viremia. As shown in Figure 13, each cohort was designed to randomize approximately 12 participants (8 to MAU868 and 4 to placebo), for which Cohort 1 (1350 mg IV approximately every 28 days for a total of 4 doses) and Cohort 2 (6750 mg IV on Day 1, 1350 mg IV every 28 days for 3 additional doses) have completed dosing.

The primary objective of the clinical trial was to assess the safety and tolerability of MAU868, with secondary objectives to assess the impact of MAU868 on BKV related outcomes. MAU868 has been shown in an interim analysis of week 12 data from Cohorts 1 and 2 to be well-tolerated and showed a greater proportion of participants with decrease in BK plasma viral load versus placebo.

At the ASN 2022 conference, final results from the Phase 2 clinical trial of MAU868 versus placebo showed that MAU868 was well tolerated and demonstrated clinically meaningful reductions in BK antiviral activity through 36 weeks in kidney transplant patients with BK viremia.

Figure 13: MAU868 phase 2 clinical trial design

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

In consideration for the rights granted under the Ares Agreement, we issued 22,171,553 shares of our Series C redeemable convertible preferred stock to Ares at the time of the initial closing of our Series C redeemable convertible preferred stock financing in October 2020, representing ownership of approximately 10% on a fully diluted basis. As additional consideration under the Ares Agreement, we paid Ares $25.0 million upon delivery and initiation of the transfer of specified information and supply of drug product and drug substance and we are required to pay Ares aggregate milestone payments of up to $176.5 million upon the achievement of specified BLA filing or regulatory approvals in the United States, Europe and Japan (the first of which consists of a $15.0 million payment upon filing of the BLA), and aggregate milestone payments of up to $515.0 million upon the achievement of specified commercial milestones. Commencing on the first commercial sale of licensed products, we are obligated to pay tiered royalties of low double-digit to mid-teen percentages on annual net sales of the products covered by the license. Our obligation to pay royalties on a licensed product-by-licensed product and country-by-country basis will expire at the latest of (i) 15 years after the first commercial sale of such licensed product in such country; (ii) the expiration of the last valid claim of a licensed patent that covers such licensed product in, or its use, importation or manufacture with respect to, such country; and (iii) expiration of all applicable regulatory exclusivity periods in such country with respect to such licensed product. In the event we sublicense our rights under the Ares Agreement, we are obligated to pay Ares a percentage ranging from the mid single-digit to the low double-digits of specified sublicensing income received.

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

In partial consideration for the Purchased Assets, we made an upfront initial payment of $5.0 million to Amplyx. In addition, we are also obligated to make certain milestone payments to Amplyx in an aggregate amount of up to $7.0 million based on certain regulatory milestones. Further, we are required to pay Amplyx low single digit percentage royalties based on net sales on a country-by-country and product-by-product basis.

MAU868 is subject to the Novartis License, which was assigned to us by Amplyx. Pursuant to the terms of the Novartis License, we obtained a worldwide, exclusive license from Novartis to develop, manufacture and commercialize MAU868, subject to certain retained rights for research and development by Novartis, provided that Novartis may not develop or sell products incorporating monoclonal antibody targeting BKV and treating BKV disease within a certain period. We will be solely responsible for all research, development, regulatory, manufacturing and commercialization activities of MAU868. Pursuant to the Novartis License, we are obligated to make certain milestone payments to Novartis in an aggregate amount of up to $62.0 million based on certain clinical development, regulatory and sales milestones. Further, we are required to pay Novartis mid- to high-single digit percentage royalties based on net sales on a country-by-country and product-by-product basis. Unless terminated earlier, the Novartis License will remain in effect with respect to each MAU868 product until the expiration of the royalty term for such product. We may terminate the Novartis License for convenience with 60 days’ prior written notice. We or Novartis may terminate the Novartis License for the other party’s uncured material breach. Novartis may terminate the Novartis License for our insolvency. Upon termination, any license granted by Novartis to us will terminate.

Exclusive License Agreement with Stanford University

On January 13, 2025, we entered into an exclusive license agreement with Stanford University to acquire global rights to VT-109, a novel, next-generation dual BAFF/APRIL inhibitor, for all fields of use outside of cancer immunotherapy. This agreement enables us to develop and market VT-109 in return for an upfront license issue fee, annual license maintenance fees, development, regulatory, and commercial milestones, and earned royalties on net sales. In the event we sublicense our rights under the Stanford Agreement, we are obligated to pay Stanford a percentage of specified sublicensing income received.

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

As of December 31, 2024, we have licensed, including pursuant to sublicenses, from Ares, an affiliate of Merck KGaA, Darmstadt, Germany, a patent portfolio related to atacicept that contains approximately six issued U.S. patents, as well as certain foreign counterparts of a subset of these patents in foreign countries, including Australia, Brazil, Canada, China, Hong Kong, Israel, India, Japan, Mexico, Singapore, South Korea, South Africa, and countries within the European Patent Convention and the Eurasian Patent Organization. The issued patents include claims covering methods of purifying atacicept, formulations and various methods of treatment, and are expected to expire between 2027 and 2029, without considering any patent term extension.

There is also a pending U.S. application as well as certain foreign counterparts directed to treatment of IgAN and proteinuria. The 20-year expiration date for patents that issue in this family is expected to be in 2041.

Because atacicept is a biologic, marketing approval would also provide 12 years of market exclusivity from the approval date of a BLA in the United States. We are currently seeking orphan drug designation for atacicept in IgAN from the FDA and EMA, which, if secured, would provide seven and ten years, in the United States and European Union (EU), respectively, of regulatory exclusivity protection from the approval date.

As of December 31, 2024, our patent portfolio licensed from Novartis and covering MAU868 includes three issued U.S. patents with claims covering the composition of matter of MAU868, and methods of neutralizing BKV or JC virus as well as methods of treating or reducing the likelihood of BKV or JC virus associated disorders. Corresponding foreign counterparts are granted in countries within the European Patent Convention, Australia, China, Japan, India, Israel, Mexico, Macau and Taiwan, and pending in Canada. The 20-year expiration date for patents in this family is in 2036.

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

Manufacturing and supply

We manage a number of external contract manufacturing organizations (CMOs) to develop and manufacture our product candidates.

Atacicept is a fully humanized fusion protein that impacts the B cell pathway, which has well characterized implications in immunologic diseases. The human IgG1-Fc was modified to reduce the Fc binding to the C1q component of complement and the interaction with Fc receptors.

Atacicept is manufactured following current Good Manufacturing Practices (cGMPs) using a process similar to that used routinely for production of monoclonal antibodies.

The atacicept drug product is available as a ready-to-use injection solution in a pre-filled syringe (PFS) at strengths of 25 mg/mL, 75 mg/mL, or 150 mg/mL of trial drug. Each atacicept PFS is designed to deliver a 1 mL solution of drug product. All formulation components are pharmacopeia grade.

The Ares Agreement includes the transfer of all existing inventory of atacicept drug substance and drug product, for our use in planned and future clinical trials.

We acquired approximately 35,000 PFS of atacicept, representing all three strengths, 25 mg, 75 mg and 150 mg, of atacicept and approximately 25,000 PFS of placebo, as part of the Ares Agreement. This drug product will be utilized for our ongoing clinical trials, as needed.

The atacicept manufacturing supply chain is fully established using CMOs and is operational to supply products for clinical and, if approved, commercial use. An atacicept PFS/autoinjector combination is in clinical development.

MAU868 is an IgG1 monoclonal antibody that binds to BKV protein VP1. It is manufactured according to cGMP using a high expression CHO cell and a standard antibody manufacturing process that is completely free from animal or human derived raw materials. The MAU868 manufacturing supply chain is fully established using contract manufacturing organizations with contracts that are assignable to Vera Therapeutics.

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

Atacicept in IgAN

Despite a high level of morbidity for IgAN, the current standard of care consists of off-label use of RAAS inhibitors, including ACE inhibitors and ARBs, and potentially steroids. Atacicept, if and when approved and successfully commercialized, may compete with these existing approaches and with any new therapies that may become available in the future. SGLT2 inhibitors, including AstraZeneca plc’s (AstraZeneca) Farxiga, which is approved for chronic kidney disease, are becoming the standard-of-care in some geographies including the United States. Among emerging therapies, we consider our most direct competitors with respect to atacicept in IgAN to be approved products: the reformulated steroid from Calliditas Therapeutics AB, the complement inhibitor from Novartis, and the endothelin and angiotensin II receptor antagonist from Travere Therapeutics, Inc.; programs in Phase 3 clinical development: Otsuka Pharmaceutical Co., Ltd., Novartis, Vertex Pharmaceuticals, Inc., AstraZeneca PLC, and Roche/Ionis; and the following companies with programs in Phase 2 of clinical development: Biogen, and 32Bio.

Atacicept in pMN, FSGS, and MCD

There are no FDA-approved therapies for pMN. Companies with trials in Phases 2 or 3 include Roche, BeiGene, Biogen, and SynAct Pharma. There are no FDA-approved therapies for FSGS. Companies with trials in Phases 2 or 3 include the following: Sanofi, Eli Lilly, Astellas, Walden Biosciences, Travere Therapeutics, Boehringer Ingelheim, Novartis, and Vertex. There are no FDA-approved therapies for MCD. Companies with trials in Ph2/Ph3 include Travere Therapeutics and Walden Biosciences.

MAU868

There are currently no anti-BKV therapies approved, either in the kidney transplant or HSCT setting. The standard of care in both settings is to reduce immunosuppression as a first line, and potentially to offer IVIG in kidney transplant recipients or antivirals with limited clinical evidence, including leflunomide and cidofovir, in either setting. There are few industry-sponsored programs in development for these indications; we consider our most direct competitor to be Memo Therapeutics AG’s AntiBKV, a neutralizing monoclonal antibody in a Phase 2/3 clinical trial.

VT-109

The current landscape of B cell modulators primarily includes monoclonal antibodies which target either BAFF or APRIL alone, or Fc-fusion proteins containing TACI or TACI variants, including atacicept. VT-109 is a novel BAFF/APRIL dual-inhibitor B cell maturation antigen (BCMA) molecule which, if successfully developed, approved, and commercialized, may compete with the existing approaches to treat B cell mediated autoimmune diseases, many of which are described in the preceding paragraphs on atacicept. We consider the most advanced direct competitor to VT-109 to be the BCMA Fc-fusion protein from Aurinia Pharmaceuticals Inc., which is currently in Phase 1 clinical development.

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
•
approval of the protocol and related documents by an institutional review board (IRB) or independent ethics committee at each clinical trial site before each clinical trial may be commenced;
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

A sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of a BLA. The FDA will accept a well-designed and well-conducted foreign clinical trial not conducted under an IND if the clinical trial was conducted in accordance with GCP requirements, and the FDA is able to validate the data through an onsite inspection if deemed necessary.

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

Before approving a BLA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMP requirements and to ensure they can supply the market demand once approved. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications.

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

Post-approval requirements

Once a BLA is approved, a product may be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of biologics, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the Internet. Biologics may be marketed only for the approved indications and in a manner consistent with the provisions of the approved labeling. Although physicians may prescribe products for off-label uses as the FDA and other regulatory authorities do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. Companies may only share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling.

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

U.S. marketing exclusivity

The Biologics Price Competition and Innovation Act of 2009 (BPCIA) created an abbreviated approval pathway for biological products shown to be biosimilar to, or interchangeable with, an FDA-licensed reference biological product. Biosimilarity, which requires that the biological product be highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity and potency, can be shown through analytical studies, animal studies and a clinical trial or trials. Interchangeability requires that a biological product be biosimilar to the reference product and that the product can be expected to produce the same clinical results as the reference product in any given patient and, for products administered multiple times to an individual, that the product and the reference product may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biological product without such alternation or switch.

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

Regulatory approval in the European Union

The EMA is a decentralized scientific agency of the European Union (EU). It coordinates the evaluation and monitoring of centrally authorized medicinal products. It is responsible for the scientific evaluation of applications for EU marketing authorizations, as well as the development of technical guidance and the provision of scientific advice to sponsors. The EMA decentralizes its scientific assessment of medicines by working through a network of about 4,500 experts throughout the European Union, nominated by the Member States. The EMA draws on resources of over 40 national competent authorities of European Union Member States.

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

Preclinical studies

Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as studies to evaluate toxicity in animal studies, in order to assess the quality and potential safety and efficacy of the product. The conduct of the preclinical tests and formulation of the compounds for testing must comply with the relevant international, EU and national legislation, regulations and guidelines. The results of the preclinical tests, together with relevant manufacturing information and analytical data, are submitted as part of the CTA.

Clinical trials

Similarly to the United States, the various phases of non-clinical and clinical research in the EU are subject to significant regulatory controls.

In the EU, clinical trials are governed by the Clinical Trials Regulation (EU) No. 536/2014 (CTR), which entered into application on January 31, 2022 repealing and replacing the former Clinical Trials Directive 2001/20 (CTD).

The CTR is intended to harmonize and streamline clinical trial authorizations, simplify adverse-event reporting procedures, improve the supervision of clinical trials and increase transparency. Specifically, the Regulation, which is directly applicable in all EU Member States, introduces a streamlined application procedure through a single-entry point, the "EU portal", the CTIS; a single set of documents to be prepared and submitted for the application; as well as simplified reporting procedures for clinical trial sponsors. A harmonized procedure for the assessment of applications for clinical trials has been introduced and is divided into two parts. Part I assessment is led by the competent authorities of a reference Member State selected by the trial sponsor and relates to clinical trial aspects that are considered to be scientifically harmonized across EU Member States. This assessment is then submitted to the competent authorities of all concerned Member States in which the trial is to be conducted for their review. Part II is assessed separately by the competent authorities and Ethics Committees in each concerned EU Member State. Individual EU Member States retain the power to authorize the conduct of clinical trials on their territory.

The CTR foresaw a three-year transition period that ended on January 31, 2025. Since this date, all new or ongoing trials are subject to the provisions of the CTR.

Review and approval

In the EU, medicinal products can only be commercialized after a related marketing authorization (MA) has been granted. To obtain an MA for a product in the EU, an applicant must submit a Marketing Authorization Application (MAA), either under a centralized procedure administered by the EMA, or one of the procedures administered by the competent authorities of EU Member States (decentralized procedure, national procedure or mutual recognition procedure). An MA may be granted only to an applicant established in the EU.

The centralized procedure provides for the grant of a single MA by the European Commission that is valid throughout the European Economic Area (EEA), which is comprised of the 27 EU Member States plus Iceland, Liechtenstein and Norway. Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for (i) medicinal products derived from biotechnological processes, (ii) products designated as orphan medicinal products, (iii) advanced therapy medicinal products (ATMPs), and (iv) products with a new active substance indicated for the treatment of HIV/AIDS, cancer, neurodegenerative diseases, diabetes, auto-immune and other immune dysfunctions and viral diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, authorization through the centralized procedure is optional on related approval.

Under the centralized authorization procedure, the EMA’s Committee for Medicinal Products for Human Use (CHMP) conducts the initial assessment of a product. The CHMP is composed of experts nominated by each member state’s national drug authority, with one of them appointed to act as Rapporteur for the co-ordination of the evaluation with the possible assistance of a further member of the CHMP acting as a Co-Rapporteur. After approval, the Rapporteur(s) continue to monitor the product throughout its life cycle. The CHMP is required to issue an opinion within 210 days of receipt of a valid application, though the clock is stopped if it is necessary to ask the applicant for clarification or further supporting data. Clock stops may extend the timeframe of evaluation of a marketing authorization application considerably beyond 210 days. The process is complex and involves extensive consultation with the regulatory authorities of Member States and a number of experts. Once the procedure is completed, a European Public Assessment Report is produced. If the CHMP concludes that the quality, safety and efficacy of the medicinal product is sufficiently proven, it adopts a positive opinion. The CHMP’s opinion is sent to the European Commission, which uses the opinion as the basis for its decision whether or not to grant a marketing authorization. The European Commission’s decision is issued within 67 days of receipt of the CHMP’s recommendation. If the opinion is negative, information is given as to the grounds on which this conclusion was reached.

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

Validity of marketing authorizations

A marketing authorization has, in principle, an initial validity of five years. The market authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EU Member State in which the original MA was granted. To support the application, the market authorization holder must provide the EMA or the competent authority with a consolidated version of the Common Technical Document providing up-to-date data concerning the quality, safety and efficacy of the product, including all variations introduced since the marketing authorization was granted, at least nine months before the marketing authorization ceases to be valid. The European Commission or the competent authorities of the EU Member States may decide, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal period for the marketing authorization. Once subsequently definitively renewed, the MA shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the EU market (for a centralized procedure marketing authorization) or on the market of the authorizing EU Member State within three years after authorization ceases to be valid (the so-called sunset clause).

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

Orphan drug designation

In the EU, Regulation (EC) No. 141/2000, as implemented by Regulation (EC) No. 847/2000 provides that a medicinal product can be designated as an orphan medicinal product by the European Commission if its sponsor can establish that (i) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (ii) either (a) such condition affects not more than five in 10,000 persons in the European Union when the application is made, or, (b) the product without the benefits derived from orphan status, would not generate sufficient return in the European Union to justify the necessary investment in its development; and (iii) there exists no satisfactory authorized method of diagnosis, prevention or treatment of the condition in question that has been authorized in the European Union or even, if such method exists, the product will be of significant benefit to those affected by that condition.

Regulation (EC) No. 847/2000 sets out further provisions for implementation of the criteria for designation of a medicinal product as an orphan medicinal product. An application for designation as an orphan product can be made any time prior to the submission of an MAA. A marketing authorization for an orphan medicinal product may only include indications designated as orphan. For non-orphan indications treated with the same active pharmaceutical ingredient, a separate marketing authorization has to be sought.

Orphan medicinal product designation entitles an applicant to incentives such as fee reductions or fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. Upon a grant of marketing authorization, orphan medicinal products are entitled to a 10-year period of market exclusivity for the approved therapeutic indication, which means that the EMA cannot accept another marketing authorization application or accept an application to extend for a similar product and the European Commission cannot grant a marketing authorization for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan medicinal product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The period of market exclusivity may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria on the basis of which it received orphan medicinal product designation, including where it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. Additionally, an MA may be granted to a similar medicinal product with the same orphan indication during the 10-year period if (i) the applicant consents to a second original orphan medicinal product application, (ii) if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities; or (iii) if the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior to the original orphan medicinal product. A company may voluntarily remove a product from the register of orphan products.

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

In the EU, the advertising and promotion of medicinal products are subject to both EU and EU Member States’ laws governing promotion of medicinal products, interactions with physicians and other healthcare professionals, misleading and comparative advertising and unfair commercial practices. General requirements for advertising and promotion of medicinal products, such as direct-to-consumer advertising of prescription medicinal products are established in EU law. However, the details are governed by regulations in individual EU Member States and can differ from one country to another. For example, applicable laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics (SmPC), which may require approval by the competent national authorities in connection with an MA. The SmPC is the document that provides information to physicians and other health care professionals concerning the safe and effective use of the product. Promotional activity that does not comply with the SmPC is considered off-label and is prohibited in the EU.

Combination products

The EU regulates medical devices and medicinal products separately, and through different legislative instruments. Products that are a combination of a medicinal product and a medical device may be regulated as either a medicinal product, a medical device or, subject to certain requirements, on the basis of both sets of rules. The applicable requirements governing placing a drug-device combination on the EU market will vary depending on the type of drug-device combination product and on which of the components of the combination has the primary mode of action. Drug-device combination products that form a single integral product that is not reusable and for which the action of the medicinal product is principal to that of the medical device are governed by the regulatory framework applicable to medicinal products. However, the General Safety and Performance Requirements (GSPRs) of Annex I to Regulation (EU) 2017/745 on Medical Devices (MDR) will be applicable to the safety and performance of the medical device part of the product in the context of its use with the medicinal product. In these circumstances, an MAA must be submitted to the competent authorities responsible for evaluating the safety and effectiveness of medicinal products. As part of the MAA, the applicant must also submit, where available, the results of the assessment of the conformity of the medical device part of the product with the MDR contained in the manufacturer's EU Declaration of Conformity of the device or the relevant Certificate of Conformity issued by a Notified Body. If the MAA does not include the results of the conformity assessment, and where the conformity assessment of the device, if used separately, requires the involvement of a Notified Body, the competent authorities must require the applicant to provide a Notified Body Opinion on the conformity of the device with the relevant GSPRs. Based on this approach, the competent authorities responsible for medicinal products will review the specific aspects of the medical devices part of the product which are relevant to the safety and efficacy of the medicinal product and the Notified Body – where applicable – will evaluate the relevant GSPRs of the device.

Drug-device combination products that form a single integral product that is not reusable and for which the action of the medicinal products is ancillary to that of the medical device are governed by the regulatory framework applicable to medical devices in accordance with the MDR. However, the quality, safety and usefulness of the medicinal product must also be verified as part of the device and a scientific opinion from a national competent authority of an EU Member State or from the EMA, depending on its nature and therapeutic intention, must be sought regarding the quality and safety of the medicinal product, including the benefit or risk of its incorporation into the medical device. Where a medical device incorporates a medicinal product as an integral part as a single use drug delivery system, which is intended exclusively for use in the given combination and which is not reusable, it is regulated as a medicinal product. In this case, the relevant GSPRs of the MDR will apply to the safety and performance of the device element.

By contrast, drug-device combination products which do not form a single integral product will be regulated separately. This may include, for example a drug-device combination product where a medical device and a medicinal product are co-packaged and the medical device is intended solely to be used for the administration of the co-packaged medicinal product. In these circumstances, the medicinal product will be governed by the regulatory framework applicable to medicinal products and the medical device will be governed by the MDR. However, the characteristics of a medical device used for the administration of a medicinal product may impact the quality, safety and efficacy profile of the medicinal product. As a result, as part of the MAA submitted to the competent authorities for the medicinal product, the applicant may need to provide additional information regarding the characteristics of the co-packaged medical device that may impact on the quality, safety and/or efficacy of the medicinal product. Similar requirements may apply where the products are not co-packaged but the medicinal product information makes an explicit reference to a specific medical device.

Brexit

The United Kingdom’s (UK) withdrawal from the EU on January 31, 2020, commonly referred to as Brexit, has changed the regulatory relationship between the UK and the EU. The Medicines and Healthcare products Regulatory Agency (MHRA) is now the UK’s standalone regulator for medicinal products and medical devices. The UK is now a third country to the EU.

The UK regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which is derived from the Clinical Trials Directive (EU) 2001/20 (CTD), as implemented into UK national law through secondary legislation. On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials, and which aimed to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The UK Government published its response to the consultation on March 21, 2023 confirming that it would bring forward changes to the legislation and such changes were laid in parliament on December 12, 2024. These resulting legislative amendments, if implemented in their current form, would bring the UK into closer alignment with the CTR. In October 2023, the MHRA announced a new Notification Scheme for clinical trials which enables a more streamlined and risk-proportionate approach to initial clinical trial applications for Phase 4 and low-risk Phase 3 clinical trial applications.

Marketing authorizations in the UK are governed by the Human Medicines Regulations (SI 2012/1916), as amended. Since January 1, 2021, an applicant for the EU centralized procedure marketing authorization can no longer be established in the UK. As a result, since this date, companies established in the UK cannot use the EU centralized procedure. In order to obtain a UK MA to commercialize products in the UK, an applicant must be established in the United Kingdom and must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain a marketing authorization to market products in the UK. Applications are governed by the Human Medicines Regulations (SI 2012/1916) and are made electronically through the MHRA Submissions Portal. The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, a 150-day assessment (subject to clock-stops) and a rolling review procedure. The rolling-review procedure permits the separate or joint submission of quality, non-clinical, and clinical data to the MHRA which can be reviewed on a rolling basis. After an application under the rolling-review procedure has been validated, the decision should be received within 100 days (subject to clock-stops).

In addition, since January 1, 2024, the MHRA may rely on the International Recognition Procedure (IRP) when reviewing certain types of MAAs. Pursuant to the IRP, the MHRA will take into account the expertise and decision-making of trusted regulatory partners (e.g., the regulators in Australia, Canada, Switzerland, Singapore, Japan, the U.S. and the EU). The MHRA will conduct a targeted assessment of IRP applications but retain the authority to reject applications if the evidence provided is considered insufficiently robust. The IRP allows medicinal products approved by such trusted regulatory partners that meet certain criteria to undergo a fast-tracked MHRA review to obtain and/or update a MA in the United Kingdom. Applications should be decided within a maximum of 60 days if there are no major objections identified that cannot be resolved within such 60 day period and the approval from the trusted regulatory partner selected has been granted within the previous 2 years or if there are such major objections identified or such approval hasn’t been granted within the previous 2 years within 110 days. Applicants can submit initial MAAs to the IRP but the procedure can also be used throughout the lifecycle of a product for post-authorization procedures including line extensions, variations and renewals.

All existing EU marketing authorizations for centrally authorized products were automatically converted or grandfathered into UK marketing authorization, effective in Great Britain only, free of charge on January 1, 2021, unless the marketing authorization holder opted-out of this possibility. Northern Ireland remained within the scope of EU authorizations in relation to centrally authorized medicinal products until January 1, 2025. However, on January 1, 2025, a new arrangement as part of the so-called “Windsor Framework” came into effect and reintegrated Northern Ireland under the regulatory authority of the MHRA with respect to medicinal products. The Windsor Framework removes EU licensing processes and EU labeling and serialization requirements in relation to Northern Ireland and introduces a UK-wide licensing process for medicines.

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

European and United Kingdom data collection and processing

The collection, receipt, storage, generation, transfer, access, protection, securing, disposal, transmittal, sharing, use, disclosure and other processing (commonly referred to as processing) of health-related and other personal data about clinical trials participants and other individuals in Europe is governed by the European Union’s General Data Protection Regulation (EU GDPR), and in the UK is governed by the European Union (Withdrawal) Act 2018 and the UK Data Protection Act 2018 (UK GDPR). The EU GDPR and UK GDPR require companies to, among other things, give detailed disclosures about how they are processing personal data; ensure any consents relied on to process personal data (including special categories of personal data, such as health information) meet the strict EU GDPR requirements; contractually impose data protection measures on vendors entrusted with personal data; maintain adequate data security measures; notify regulators and affected individuals of certain data breaches; meet extensive privacy governance and documentation requirements; honor individuals’ data protection rights, including their rights to access, correct and delete their personal data; and refrain from transferring personal data from Europe or the UK to most other countries unless specific safeguards can be implemented. Companies that violate the EU GDPR or UK GDPR can face private litigation, prohibitions on data processing and heavy fines. Complying with the EU GDPR and UK GDPR may be costly and require us to limit our activities in Europe. If our efforts to comply are not successful, we may face litigation, reputational harm, significant penalties and other liabilities.

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

Payments made to physicians and other health care professionals in certain European Union Member States must be publicly disclosed. Moreover, agreements with health care professionals may require prior notification or approval by the health care professional’s employer, his or her competent professional organization and/or the regulatory authorities of the individual European Union Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the European Union Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

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

For example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. The Affordable Care Act, among other things, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affected the pharmaceutical industry.

There have been executive, judicial and congressional challenges and amendments to certain aspects of the Affordable Care Act. For example, on August 16, 2022, the Inflation Reduction Act of 2022 (the IRA) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the current administration will impact the Affordable Care Act.

In addition, there have been and continue to be a number of initiatives at the United States federal and state levels that seek to reduce healthcare costs. In 2011, the U.S. Congress enacted the Budget Control Act, which included provisions intended to reduce the federal deficit. The Budget Control Act resulted in the imposition of 2% reductions in Medicare payments to providers beginning in 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect through 2032, absent additional congressional action. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. If government spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA, to continue to function at current levels, which may impact the ability of relevant agencies to timely review and approve research and development, manufacturing and marketing activities, which may delay our ability to develop, market and sell any product candidates we may develop. In addition, any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented, or any significant taxes or fees that may be imposed on us, as part of any broader deficit reduction effort or legislative replacement to the Budget Control Act, could have an adverse impact on our anticipated product revenues.

Furthermore, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several congressional inquiries and proposed legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient assistance programs and reform government program reimbursement methodologies for drug products. For example, the IRA, among other things, (i) directs the U.S. Department of Health and Human Services (HHS) to negotiate the price of certain high-expenditure, single-source biologics covered under Medicare that have been on the market for at least 11 years, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law (the “Medicare Drug Price Negotiation Program”), and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions began to take effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon price of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. It is difficult to predict the future legislative landscape in healthcare and the effect on our business, results of operations, financial condition and prospects. However, we expect that additional state and federal healthcare reform measures will be adopted in the future, particularly in light of the new presidential administration.

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

Obtaining coverage approval and reimbursement for a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to the payor. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement at a satisfactory level. If coverage and adequate reimbursement of our future products, if any, are unavailable or limited in scope or amount, such as may result where alternative or generic treatments are available, we may be unable to achieve or sustain profitability. Adverse coverage and reimbursement limitations may hinder our ability to recoup our investment in our product candidates, even if such product candidates obtain regulatory approval.

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

Reimbursement authorities in Europe may be more restrictive than payors in the United States. In Europe, pricing and reimbursement schemes vary widely from country to country. For example, some countries provide that products may be marketed only after an agreement on reimbursement price has been reached. Such pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a product. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. In addition, the European Union provides options for its Member States to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union Member States may approve a specific price for a product, may adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU Member States allow companies to fix their own prices for product but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. In addition, some EU Member States may require the completion of additional studies that compare the cost-effectiveness of a particular medicinal product candidate to currently available therapies. This Health Technology Assessment (HTA) process is conducted to assess the public health impact, therapeutic impact, and the economic and societal impact of use of a given medicinal product in the national healthcare systems of individual countries. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. In December 2021, Regulation No. 2021/2282 on Health Technology Assessment, or HTA Regulation, was adopted. The HTA Regulation is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The HTA Regulation has applied from January 12, 2025 although it will enter into force iteratively and initially apply to new active substances to treat cancer and to all advanced therapy medicinal products (ATMPs), it will then be expanded to orphan medicinal products in January 2028, and to all centrally authorized medicinal products as of 2030. Selected high-risk medical devices will also be assessed under the HTA Regulation as of 2026.

Reference pricing used by various European Union Member States and parallel distribution, or arbitrage between low-priced and high-priced Member States, can further reduce prices. Furthermore, many Member States in the European Union have increased the amount of discounts required on pharmaceutical products, and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many Member States in the European Union. The downward pressure on healthcare costs in general, and prescription products in particular, has become increasingly intense. As a result, there are increasingly higher barriers to entry for new products. There can be no assurance that any country that has reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products, if approved in those countries. Accordingly, the reimbursement for any products in Europe may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits.

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

Employees and human capital resources

As of December 31, 2024, we had a total of 112 full-time employees. We employ physicians, professionals in research and development, clinical, regulatory, manufacturing, marketing, finance and legal and other functions that are important to our business. We are not a party to any collective bargaining agreements. We use temporary workers such as consultants and advisors in certain instances when we think it is in the best interests of our business.

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

Facilities

We occupy 40,232 square feet of office space as our corporate headquarters at 2000 Sierra Point Parkway in Brisbane, California, under lease though March 2029. We also lease 24,606 square feet of office and lab space at 170 Harbor Way in South San Francisco, California. This space is currently subleased through the remaining term of the lease, ending September 2025.

Company information

We were incorporated as a Delaware corporation in May 2016. Our principal executive offices are located at 2000 Sierra Point Parkway, Suite 1200, Brisbane, California 94005. Our corporate website address is www.veratx.com. We post links on our website to the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the SEC): annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available through our website free of charge. The SEC also maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Information contained on or accessible through our website is not a part of this Annual Report, and the inclusion of our website address in this report is an inactive textual reference only.

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

Item 1A. Risk Factors.

An investment in shares of our Class A common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before deciding whether to purchase, hold or sell shares of our Class A common stock. The occurrence of any of the risks described below could harm our business, financial condition, results of operations, growth prospects, and/or stock price or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Annual Report on Form 10-K and those we may make from time to time. You should consider all of the risk factors described when evaluating our business.

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

Developing treatments for immunological and inflammatory diseases, including conducting nonclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses will increase in connection with our ongoing activities, particularly as we continue to conduct clinical trials of, and seek marketing approval for, our product candidates. We anticipate incurring significant costs associated with the development of our product candidates. Our expenses could increase beyond expectations if we are required by the FDA, or any comparable foreign regulatory authority to perform clinical trials or nonclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. In addition, if we obtain marketing approval for atacicept, MAU868, or VT-109, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop. We also will continue to incur costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations.

As of December 31, 2024, we had $640.9 million in cash, cash equivalents, and marketable securities. We expect that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our planned operations and capital expenditure requirements for at least the next 12 months from the date of this Annual Report on Form 10-K. Our estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic nature of our business and the macroeconomic and geopolitical environment generally. We anticipate that our expenses will increase substantially if, and as, we:

•
continue our ongoing and planned research and development of atacicept for the treatment of IgAN and other indications;
•
initiate or continue nonclinical studies and clinical trials for atacicept, MAU868, VT-109, and any additional product candidates that we may pursue in the future;

•
continue our research and development of MAU868 for the treatment of BK viremia in kidney transplant recipients and other indications;
•
advance our research and development of VT-109 in autoimmune-related conditions and other indications;
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

Advancing the development of atacicept, MAU868, VT-109, and any future product candidates we may develop will require a significant amount of capital. Our working capital and available credit will not be sufficient to fund all of the activities that are necessary to complete the development of our product candidates through approval and commercial launch.

We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. Adequate additional financing may not be available to us on acceptable terms, or at all. Adverse geopolitical and macroeconomic developments, such as potential disruptions in access to bank deposits and lending commitments due to bank failures, ongoing military conflicts, related sanctions, actual and anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation, could affect our ability to access capital as and when needed. Our failure to raise capital as and when needed, or on acceptable terms, would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our research-stage programs, clinical trials or future commercialization efforts.

We have incurred net losses since inception, and we expect to continue to incur net losses for the foreseeable future. In addition, we may be unable to continue as a going concern over the long-term.

We have incurred net losses in each reporting period since the commencement of our operations and have not generated any revenue from product sales to date. We had net losses of $152.1 million and $96.0 million for the years ended December 31, 2024 and 2023, respectively. We had an accumulated deficit of $461.3 million as of December 31, 2024. Our losses have resulted principally from expenses incurred in research and development and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. Our product candidates are in clinical and pre-clinical development. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing our product candidates in one or more indications, we expect that we will continue to incur substantial research and development and other expenses as we continue the clinical development programs for our product candidates in other indications.

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

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with our collaboration partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize atacicept, MAU868, VT-109, and any future product candidates we may develop. We do not anticipate generating revenue from product sales in 2025. Our ability to generate revenue from product sales depends heavily on our and our current and potential future collaborators’ success in:

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

Even if atacicept, MAU868, VT-109, or any future product candidate that we may develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA or comparable foreign regulatory authorities to perform clinical trials or nonclinical studies in addition to those that we currently anticipate. Even if we are able to generate revenue from the sale of any approved products, we may not be able to reach or sustain profitability and may need to obtain additional funding to continue operations.

The terms of our loan agreement place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

In December 2021, the Company entered into a non-revolving loan and security agreement (the Loan Agreement) with borrowing capacity up to $50.0 million. As of December 31, 2024, the Company’s outstanding debt balance was $50.0 million. Our overall leverage and certain obligations and affirmative and negative covenants contained in the related documentation could adversely affect our financial health and business and future operations by limiting our ability to, among other things, satisfy our obligations under the Loan Agreement, refinance our debt on terms acceptable to us or at all, plan for and adjust to changing business, industry and market conditions, use our available cash flow to fund future acquisitions and make dividend payments, and obtain additional financing for working capital, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity.

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

Risks related to the discovery, development and commercialization of our product candidates

We are substantially dependent on the success of our product candidates, atacicept and MAU868, which are currently in the clinical development stage, and VT-109, which is in the pre-clinical development stage. If we are unable to complete development of, obtain regulatory approval for and commercialize our product candidates in one or more indications and in a timely manner, our business, financial condition, results of operations and prospects will be significantly harmed.

Our future success is heavily dependent on our ability to timely complete clinical trials, obtain marketing approval for and successfully commercialize our product candidates. We expect that a substantial portion of our efforts and expenses over the next several years will be devoted to the development of atacicept in our ongoing clinical trials, as well as our efforts to evaluate MAU868 in kidney transplant recipients. We also expect to advance development of VT-109, with the potential to advance the molecule to clinical development upon further success.

We plan to invest significant efforts and financial resources in the research and development of our product candidates, which will require additional clinical development, evaluation of clinical, nonclinical and manufacturing activities, marketing approval from regulatory authorities, and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote our product candidates before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals. We cannot assure you that our planned clinical development programs for our product candidates will be completed in a timely manner, or at all, or that we will be able to obtain approval for atacicept, MAU868, or VT-109 from the FDA or comparable foreign regulatory authorities. If we are unable to complete development of, obtain regulatory approval for and commercialize our product candidates in one or more indications and in a timely manner, our business, financial condition, results of operations and prospects will be significantly harmed.

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

Any delays in our clinical trials that occur as a result could shorten any period during which we may have the exclusive right to commercialize atacicept, MAU868, VT-109, or any other product candidates and our competitors may be able to bring products to market before we do, and the commercial viability of atacicept, MAU868, VT-109, or other product candidates could be significantly reduced. Any of these occurrences may significantly harm our business, financial condition, results of operations and prospects.

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

We may develop atacicept, MAU868, VT-109, and potentially future product candidates, in combination with other therapies, which exposes us to additional risks.

We may develop atacicept, MAU868, VT-109, and future product candidates in combination with one or more currently approved therapies. Even if atacicept, MAU868, VT-109, or any product candidate we develop, were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke or modify approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. This could result in our own products being removed from the market or being less successful commercially.

We may also evaluate atacicept, MAU868, VT-109, or any other future product candidates in combination with one or more other therapies that have not yet been approved for marketing by the FDA or similar regulatory authorities outside of the United States. We will not be able to market and sell atacicept, MAU868, VT-109, or any product candidate we develop in combination with any such unapproved therapies that do not ultimately obtain marketing approval. If the FDA or similar regulatory authorities outside of the United States do not approve these other drugs or revoke their approval of, or if safety, efficacy, manufacturing, or supply issues arise with, the drugs we choose to evaluate in combination with atacicept, MAU868, VT-109, or any other product candidate we develop, we may be unable to obtain approval of or market atacicept, MAU868, VT-109 or any other product candidate we develop.

The incidence and prevalence for target patient populations of our product candidates in specific indications are based on estimates and third-party sources. If the market opportunities for atacicept, MAU868, VT-109, or any future product candidate we may develop, if and when approved, are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability might be materially and adversely affected.

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

The incidence and prevalence for target patient populations of our product candidates in specific indications are based on estimates and third-party sources. These estimates may be inaccurate or based on imprecise data. For example, the total addressable market opportunity will depend on, among other things, acceptance of our drugs by the medical community and patient access, drug pricing and reimbursement. The number of patients in the addressable markets may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drugs, or new patients may become increasingly difficult to identify or gain access to. If the market opportunities for atacicept, MAU868, VT-109, or any future product candidate we may develop, if and when approved, are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve and sustain profitability might be materially and adversely affected.

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

In the kidney transplant or HSCT setting, there are currently no anti-BKV therapies approved. The standard of care in both settings is to reduce immunosuppression as a first line, and potentially to offer intravenous immune globulin (IVIG) in kidney transplant recipients or antivirals with limited clinical evidence, including leflunomide and cidofovir, in either setting. There are few industry sponsored programs in development for these indications; for example, Memo Therapeutics AG’s MTX-005, a monoclonal antibody targeting BKV is in Phase 2 clinical trials.

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

Applications for atacicept, MAU868, VT-109, or any future product candidate we may develop could fail to receive regulatory approval for many reasons, including the following:

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
•
the availability of atacicept, MAU868, or VT-109 for use as a combination therapy;
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

As is the case with pharmaceuticals generally, it is likely that there may be side effects and adverse events associated with the use of atacicept, MAU868, VT-109, or any future product candidates we may develop. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. For example, Merck KGaA, Darmstadt, Germany previously conducted APRIL-LN, a study aimed to evaluate the efficacy and safety of atacicept in patients with active lupus nephritis (LN), receiving newly initiated CS and MMF. Two weeks before the initiation of atacicept, significant decreases in immunoglobulin G (IgG) levels began unexpectedly with initiation of MMF and high-dose CS, and persisted upon initiation of atacicept, which led to trial termination. The drug-related side effects could affect participant recruitment or the ability of enrolled participants to complete the trial or result in potential product liability claims. Any of these occurrences may significantly harm our business, financial condition, results of operations and prospects.

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

Participants in our ongoing and planned clinical trials may in the future suffer significant adverse events or other side effects not observed in our nonclinical studies or previous clinical trials. Our product candidates may be used as chronic therapies or be used in pediatric populations, for which safety concerns may be particularly scrutinized by regulatory authorities. In addition, if atacicept, MAU868, VT-109, or any future product candidates we may develop, are used in combination with other therapies, atacicept, MAU868, VT-109, or any future product candidates we may develop may exacerbate adverse events associated with the therapy and it may not be possible to determine whether it was caused by our product or the one with which it was combined. Patients treated with our product candidates may also be undergoing surgical, radiation, chemotherapy or other treatments, which can cause side effects or adverse events that are unrelated to our product candidates, but may still impact the success of our clinical trials. The inclusion of patients with advanced disease in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses.

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

Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the marketed product, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS in order to approve atacicept, MAU868, or VT-109, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or applicable foreign regulatory authorities approve atacicept, MAU868, VT-109, or any product candidate we develop in the future, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with cGMPs and GCP for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. If we or a regulatory authority discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA and other comparable foreign regulatory requirements may subject our company to administrative or judicially imposed sanctions, including:

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

The occurrence of any event or penalty described above may inhibit our ability to commercialize atacicept, MAU868, VT-109, or any product candidate we may develop in the future, and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity.

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of atacicept, MAU868, VT-109, or any product candidate we may develop in the future. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not be able to achieve or sustain profitability.

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

We may in the future seek an accelerated approval for atacicept, MAU868, VT-109, or future product candidates we may develop. For example, if the results from our Phase 3 trial of atacicept in patients with IgAN are positive, we may seek accelerated approval with the FDA based on this trial, which may not be granted. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. For example, UPCR is an accepted surrogate primary endpoint for clinical trials in IgAN, which could allow for a faster path to commercialization than rate of change/slope in eGFR. We may seek accelerated approval based on the UPCR endpoint. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. Use of the accelerated approval pathway would entail submission of a BLA under Subpart E of the FDA regulations with week 36 UPCR surrogate endpoint data while completing the Phase 3 trial to collect eGFR data to demonstrate improvement in kidney function. If granted, accelerated approval is usually contingent on the sponsor’s agreement to complete ongoing trials and/or conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit and to report regularly to the FDA on progress of such trials. Additionally, unless and until converted to full approval at the time of satisfying the conditions of any accelerated approval letter, the sponsor must submit any promotional materials for the accelerated approval drug to FDA at least 30 days prior to use. Third-party payors may refuse to provide coverage or reimbursement for the drug until the confirmatory studies are complete. Additionally, if such post-approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug.

Prior to seeking accelerated approval for atacicept, MAU868, or VT-109, we intend to seek feedback from the FDA and will otherwise evaluate our ability to seek and receive accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit a BLA, for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent FDA feedback we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or receive an expedited regulatory designation, and although we have received breakthrough therapy designation from the FDA for atacicept, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA or comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for atacicept, MAU868, or VT-109 would result in a longer time period to commercialization of such product candidate, could increase the cost of development of atacicept, MAU868, or VT-109 and could harm our competitive position in the marketplace.

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

We intend to seek approval to market atacicept, MAU868, and VT-109 in the United States, the EU, and certain foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for atacicept, MAU868, or VT-109, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the EU, the pricing of drugs is subject to governmental control and other market regulations which could put pressure on the pricing and usage of atacicept, MAU868, or VT-109. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In addition, market acceptance and sales of a product candidate will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for the product candidate and may be affected by existing and future healthcare reform measures.

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

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Governmental payors, as well as other third-party payors, including pharmacy benefit managers, have attempted to control costs by limiting coverage and the amount of reimbursement for particular products and requiring substitutions of generic products and/or biosimilars. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Further, such payors are increasingly examining the medical necessity and reviewing the cost effectiveness of medical product candidates. There may be especially significant delays in obtaining coverage and reimbursement for newly approved drugs. Third-party payors may limit coverage to specific product candidates on an approved list, known as a formulary, which might not include all FDA-approved drugs for a particular indication. We may need to conduct expensive pharmaco-economic studies to demonstrate the medical necessity and cost effectiveness of our product. Nonetheless, atacicept, MAU868, VT-109, or any future product candidates we may develop may not be considered medically necessary or cost effective. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be.

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as atacicept, MAU868, VT-109, or any future product candidates we may develop. In many countries, particularly the countries of the EU, medical product prices are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after a product receives marketing approval. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical study that compares the cost-effectiveness of atacicept, MAU868, VT-109, assuming it reaches clinical development, or any future product candidates we may develop to other available therapies. The Health Technology Assessment (HTA) of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States. In December 2021, Regulation No. 2021/2282 on HTA, amending Directive 2011/24/EU, was adopted in the EU. This Regulation, which entered into force in January 2022 began to apply on January 12, 2025 through a phased implementation. It is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The Regulation will permit EU Member States to use common HTA tools, methodologies, and procedures across the EU to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected. In general, product prices under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for atacicept, MAU868, VT-109, or any future product candidates we may develop. Accordingly, in markets outside the United States, the reimbursement for any product that we commercialize may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

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

Existing regulatory policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of atacicept, MAU868, VT-109, or any future product candidates we may develop. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not be able to achieve or sustain profitability.

For example, the Affordable Care Act was passed in March 2010, which substantially changed healthcare financing, access, and delivery by both governmental and private insurers. The Affordable Care Act contains a number of provisions of particular import to the pharmaceutical and biotechnology industries, including, but not limited to, those governing enrollment in federal healthcare programs, a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges and amendments to certain aspects of the Affordable Care Act. For example, on August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or congressional challenges in the future. It is also unclear how any healthcare reform measures of the Trump administration will affect the Affordable Care Act and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute will remain in effect until 2032, unless additional congressional action is taken. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. These laws may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations. In addition, Congress is considering additional health reform measures.

Moreover, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source biologics covered under Medicare that have been on the market for at least 11 years (the “Medicare Drug Price Negotiation Program”) and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement price of the first ten drugs that will be subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement-constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that the Affordable Care Act, the IRA, as well as other healthcare reform measures that may be adopted in the future, particularly in light of the recent U.S. Presidential and Congressional elections, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, achieve and sustain profitability or commercialize atacicept, MAU868, VT-109, or any future product candidates we may develop.

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

In addition, FDA and comparable foreign regulations and guidance may be revised or reinterpreted by the competent authorities in ways that may significantly affect our business and our products. Any new regulations or guidance, or revisions or reinterpretations of existing regulations or guidance, may impose additional costs or lengthen review times for atacicept, MAU868, VT-109, or future product candidates we may develop. We cannot determine how changes in regulations, statutes, policies, or interpretations when and if issued, enacted or adopted, may affect our business in the future. Such changes could, among other things, require:

•
additional clinical trials to be conducted prior to obtaining approval;
•
changes to manufacturing methods;
•
recalls, replacements, or discontinuance of one or more of our products; and
•
additional recordkeeping.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. As an example, the regulatory landscape related to clinical trials in the EU has evolved. The Clinical Trials Regulation (EU) No. 536/2014 (CTR), which was adopted in April 2014 and repeals the EU Clinical Trials Directive (CTD), became applicable on January 31, 2022. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each EU Member State, leading to a single decision for each EU Member State. The assessment procedure for the authorization of clinical trials has been harmonized as well, including a joint assessment by all EU Member States concerned, and a separate assessment by each EU Member State with respect to specific requirements related to its own territory, including ethics rules. Each EU Member State’s decision is communicated to the sponsor via the centralized EU portal. Once the clinical trial is approved, clinical study development may proceed. The CTR foresaw a three-year transition period that ended on January 31, 2025. Since this date, all new or ongoing trials are subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans. In light of the entry into application of the CTR on January 31, 2022, we were required to transition clinical trials for which we have obtained regulatory approvals in accordance with the CTD to the regulatory framework of the CTR. Transition of clinical trials governed by the CTD to the CTR was required for clinical trials which had at least one site active in the EU on January 30, 2025. A timely transitioning application was filed with the competent authorities of EU Member States through the Clinical Trials Information Systems in order to continue the clinical trial past January 30, 2025. It is currently unclear to what extent the UK will seek to align its regulations with the EU in the future. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the UK Medicines and Healthcare products Regulatory Agency (MHRA) launched an eight-week consultation on reframing the UK legislation for clinical trials. The UK Government published its response to the consultation on March 21, 2023 confirming that it would bring forward changes to the legislation. These resulting legislative amendments will determine how closely the UK regulations will align with the CTR. Failure of the UK to closely align its regulations with the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries and/or make it harder to seek a marketing authorization for the Company’s product candidates on the basis of clinical trials conducted in the United Kingdom.

In addition, on April 26, 2023, the European Commission adopted a proposal for a new Directive and Regulation to revise the existing pharmaceutical legislation and on April 10, 2024, the EU Parliament adopted its related position. The proposed revisions remain to be agreed and adopted by the European Council. Moreover, on December 1, 2024, a new European Commission took office. The proposal could, therefore, still be subject to revisions. If adopted in the form proposed, the recent European Commission proposals to revise the existing EU laws governing authorization of medicinal products may result in a decrease in data and market exclusivity opportunities for our product candidates in the EU and make them open to generic or biosimilar competition earlier than is currently the case with a related reduction in reimbursement status.

Such changes would likely require substantial time and impose significant costs, or could reduce the potential commercial value of atacicept, MAU868, VT-109, or future product candidates we may develop, and could materially harm our business and our financial results. In addition, delays in receipt of or failure to receive regulatory clearances or approvals for any other products would harm our business, financial condition, and results of operations.

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

Outside the United States, an increasing number of laws, regulations and industry standards govern data privacy and security. For example, the EU’s General Data Protection Regulation (EU GDPR) and the UK’s Data Protection Act 2018 (UK GDPR) (collectively, GDPR), Canada’s Personal Information Protection and Electronic Documents Act (PIPEDA), Australia’s Privacy Act, India’s Information Technology Act, China’s Personal Information Protection Law (PIPL) and South Korea’s Personal Information Protection Act impose strict requirements for processing of personal data, including clinical trials participants and other individuals. For instance, companies that violate the GDPR can face private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests, temporary or definitive prohibitions on data processing and other corrective actions, fines of up to the greater of 20 million Euros under the EU GDPR / 17.5 million pounds under the UK GDPR, or 4% of their worldwide annual revenue, whichever is higher. Furthermore, China’s PIPL imposes a set of specific obligations on covered businesses in connection with their processing and transfer of personal data and imposes fines of up to RMB 50 million or 5% of the prior year’s total annual revenue of the violator.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework). These mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as the EEA and/or UK) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of the EEA for allegedly violating the EU GDPR’s cross-border data transfer limitations. Additionally, companies that transfer personal data out of the EEA and/or UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators individual litigants and activist groups. Regulators in the United States are also increasingly scrutinizing certain personal data transfers and have imposed, and may in the future impose, certain personal data transfer or localization requirements.

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

Additionally, in the past few years, numerous U.S. states — including California, Virginia, Colorado, Connecticut, and Utah — have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act (CPRA), (collectively, the CCPA), applies to personal data of consumers, business representatives, and employees who are California residents, and requires covered businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA also provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. Similar laws have been enacted or are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. While certain of these laws exempt or may exempt data processed in the context of clinical trials, these developments may further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties with whom we work.

In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. We are also bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful.

We also publish privacy policies, marketing materials, and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. Regulators are increasingly scrutinizing these statements, and if these policies, materials, or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

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

Our results of operations could be adversely affected by general conditions in the global economy, the global financial markets, and adverse geopolitical and macroeconomic developments. U.S. and global market and economic conditions have been, and continue to be, volatile due to many factors, including potential disruptions in access to bank deposits and lending commitments due to bank failures, tariffs and trade tensions, supply chain challenges, ongoing military conflicts, related sanctions, changes in U.S.-China relations, elevated inflation rates and the responses by central banking authorities to control such inflation, among others. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, bank failures, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our manufacturers and our suppliers operate. In addition, a severe or prolonged global economic downturn could result in a variety of risks to our business. For example, inflation rates, particularly in the United States, have been significantly elevated compared to recent historical levels, and continued high rates of inflation may result, directly or indirectly, in increases in our operating costs (including our labor costs) and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Many of the other biotechnology companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better prospects for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can discover, develop and commercialize atacicept, MAU868, VT-109, or any other product candidate will be limited and the potential for successfully growing our business will be harmed.

If we are unable to establish sales or marketing capabilities or enter into agreements with third parties to sell or market atacicept, MAU868, VT-109, or any product candidate we may develop in the future, we may not be able to successfully sell or market atacicept, MAU868, VT-109, or any future product candidate we may develop in the future that obtained regulatory approval.

In order to commercialize any product candidates, if approved, we must build marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services for each of the territories in which we may have approval to sell or market atacicept, MAU868, VT-109, or any future product candidate we may develop. We may not be successful in accomplishing these required tasks.

Establishing an internal sales or marketing team with technical expertise and supporting distribution capabilities to commercialize atacicept, MAU868, VT-109, or any product candidate we may develop in the future will be expensive and time-consuming, and will require significant attention of our executive officers to manage. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could adversely impact the commercialization of atacicept, MAU868, VT-109, or any product candidate we may develop in the future that we obtain approval to market, if we do not have arrangements in place with third parties to provide such services on our behalf. Alternatively, if we choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems, we will be required to negotiate and enter into arrangements with such third parties relating to the proposed collaboration. If we are unable to enter into such arrangements when needed, on acceptable terms, or at all, we may not be able to successfully commercialize atacicept, MAU868, VT-109, or any product candidate we may develop in the future which may receive regulatory approval or any such commercialization may experience delays or limitations. If we are unable to successfully commercialize our approved product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

We have never commercialized a product candidate before and may lack the necessary expertise, personnel, and resources to successfully commercialize any products on our own or together with suitable collaborators.

As an organization, we have never commercialized a product candidate, and we currently have limited marketing and no sales force, market access, or distribution capabilities. To achieve commercial success for a product candidate, which we may license to others, we will rely on the assistance and guidance of those collaborators. For any product candidates for which we retain commercialization rights, we will have to develop our own sales, marketing and supply organization or outsource these activities to a third party.

Factors that may affect our ability to commercialize our current or any future product candidate we may develop, on our own include recruiting and retaining adequate numbers of effective sales and marketing personnel, obtaining access to or educating adequate numbers of physicians on the benefits of our current or any future product candidates we may develop and other unforeseen costs associated with creating an independent sales and marketing organization. Developing a sales and marketing organization will be expensive and time-consuming and could delay the launch of atacicept, MAU868, VT-109, or any future product candidate we may develop. We may not be able to build an effective sales and marketing organization. If we are unable to build our own distribution and marketing capabilities or to find suitable partners for the commercialization of our current or any future product candidate we may develop, we may not generate revenues from such product candidate or be able to achieve or sustain profitability.

In order to successfully implement our plans and strategies, we will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of December 31, 2024, we had 112 full-time employees, including 79 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we continue to operate as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

•
identifying, recruiting, integrating, maintaining and motivating additional employees;
•
managing our internal development efforts effectively, including the clinical, FDA and other comparable foreign regulatory authorities’ review process for atacicept, MAU868, VT-109, and any other future product candidates we may develop, while complying with any contractual obligations to contractors and other third parties we may have; and
•
improving our operational, financial and management controls, reporting systems and procedures.

In addition, we plan to conduct multiple clinical trials of atacicept for several different indications concurrently, as well as MAU868 for the treatment of BKV disease in kidney transplant recipients. Given the small size of our organization, we may encounter difficulties managing multiple clinical trials at the same time, which could negatively affect our ability to manage growth of our organization, particularly as we take on additional responsibility associated with being a public company. Our future financial performance and our ability to successfully develop and, if approved, commercialize, atacicept, MAU868, VT-109, and any other future product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including key aspects of clinical development and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third-party service providers is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of atacicept, MAU868, VT-109, and any other future product candidates we may develop or otherwise advance our business. We cannot assure you that we will be able to manage our existing third-party service providers or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize atacicept, MAU868, VT-109, and any other future product candidates we may develop and, accordingly, may not achieve our research, development and commercialization goals.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Inflation Reduction Act of 2022 includes provisions that will affect the U.S. federal income taxation of corporations, including imposing a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. Future guidance from the Internal Revenue Service and other tax authorities with respect to new or existing tax legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to such legislation or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under tax legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense. We continue to examine the impact tax legislation may have on our business. We urge investors to consult with their legal and tax advisers regarding the implications of past and potential future changes in U.S. tax laws on an investment in our common stock.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred losses during our history, we expect to continue to incur significant losses for the foreseeable future, and we may never achieve profitability. As of December 31, 2024, we had federal and state net operating loss (NOL) carryforwards of $175.4 million and $37.5 million, respectively, that will begin expiring in the year 2032 and 2036, respectively, if not utilized. We also have $165.2 million of federal NOL carryforwards as of December 31, 2024 that do not expire. Our NOL carryforwards are subject to review and possible adjustment by the U.S. and state tax authorities. NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law. NOLs arising in tax years beginning after December 31, 2017, and before January 1, 2021 may be carried back to each of the five tax years preceding the tax year of such loss, and NOLs arising in tax years beginning after December 31, 2020 may not be carried back. Federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of current year taxable income. At the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California recently enacted legislation that, with certain exceptions, suspends the ability to use California net operating losses to offset California income and limits the ability to use California business tax credits to offset California taxes, for taxable years beginning after 2023 and before 2027. It is generally uncertain if and to what extent various states will conform to federal tax laws.

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

Our commercial success depends in part on our and our current or future licensors’, licensees’ or collaborators’ ability to obtain and maintain proprietary or intellectual property protection in the United States and other countries for atacicept, MAU868, VT-109, and any future product candidates that we may develop and technologies related to their various uses. We generally seek to protect our proprietary position by, among other things, filing patent applications in the United States and abroad related to our proprietary technologies, and their manufacture and uses that are important to our business, as well as inventions and improvements that are important to the development and implementation of our business. Our owned and in-licensed patents and patent applications in both the United States and certain foreign jurisdictions relate to atacicept, MAU868, VT-109, and other products. There can be no assurance that the claims of our owned or in-licensed patents, or any patent application that issues as a patent, will exclude others from making, using or selling our product candidates or any future product candidates or products that are substantially similar to our product candidates or any future product candidates. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position. We may seek to protect our proprietary position by acquiring or in-licensing additional relevant issued patents or pending applications from third parties. If we or our potential licensors, licensees or collaborators are unable to obtain or maintain patent protection with respect to atacicept, MAU868, VT-109, and our other products, proprietary technologies and their uses, our business, financial condition, results of operations and prospects could be significantly harmed.

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

Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. Thus, the degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. These uncertainties and/or limitations in our ability to properly protect the intellectual property rights relating to atacicept, MAU868, VT-109, or any future product candidates we may develop could significantly harm our business, financial condition, results of operations and prospects.

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

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our potential future collaborators will be successful in protecting atacicept, MAU868, VT-109, or any future product candidates we may develop by obtaining and defending patents. These risks and uncertainties include the following:

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

If we breach our license agreement with Ares, an affiliate of Merck KGaA, Darmstadt, Germany, related to atacicept, the license agreement with Novartis related to MAU868, or the license agreement with Stanford related to VT-109, we could lose the ability to continue the development and commercialization of atacicept, MAU868, or VT-109, respectively.

We are dependent on patents, know-how and proprietary technology licensed or sublicensed to us from Ares, Novartis, and Stanford. Our commercial success depends upon our ability to develop, manufacture, market and sell our product candidates and use our and our licensor’s proprietary technologies without infringing the proprietary rights of third parties. Ares, Novartis, or Stanford may have the right to terminate the applicable license agreement in full in the event we materially breach or default in the performance of any of the obligations under the applicable license agreement. A termination of any of our existing license agreements could result in the loss of significant rights and could harm our ability to commercialize our product candidates. Additionally, certain patents, know-how and proprietary technology of third parties, including certain composition of matter patents, are sublicensed to us and in the event the applicable license agreement terminates, expires or is in dispute, it could result in the loss of significant rights and could harm our ability to commercialize our product candidates.

Disputes may also arise between us and Ares, an affiliate of Merck KGaA, Darmstadt, Germany, Novartis, Stanford, or any future potential licensors, regarding intellectual property subject to a license agreement, including:

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

In addition, we acquired worldwide, exclusive rights to atacicept pursuant to the Ares Agreement, and worldwide, exclusive rights to develop, manufacture and commercialize MAU868 pursuant to the Amplyx Agreement, pursuant to which we acquired Amplyx’s right, title and interest in the license agreement between Amplyx and Novartis related to MAU868 (the Novartis Agreement). We also entered into an exclusive license agreement with Stanford for rights to VT-109 (the Stanford Agreement). The Ares Agreement, Novartis Agreement, and Stanford Agreement are complex, and certain provisions may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property, or increase what we believe to be our financial or other obligations under such agreement, either of which could have an adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangement on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have an adverse effect on our business, financial conditions, results of operations, and prospects.

We are generally also subject to all of the same risks with respect to protection of intellectual property that we license, as we are for intellectual property that we own, which are described below. If we or our licensors fail to adequately protect this intellectual property, our ability to commercialize products could suffer.

We may be required to make significant payments under our license agreements related to atacicept, MAU868, and VT-109.

Under the Ares Agreement, in consideration for the license, we issued shares of our Series C redeemable convertible preferred stock to Ares at the time of the initial closing of our Series C redeemable convertible preferred stock financing, which converted into 1,913,501 shares of our common stock in May 2021. As additional consideration for the license, we paid Ares $25.0 million upon delivery and initiation of the transfer of specified information and materials and we are required to pay Ares aggregate milestone payments of up to $176.5 million upon the achievement of specified BLA filing or regulatory approval, beginning with $15.0 million upon the first filing of an approval application and $20.0 million upon regulatory approval in the U.S., and aggregate milestone payments of up to $515.0 million upon the achievement of specified commercial milestones, beginning with $15.0 million if worldwide aggregate annual net sales reach $250.0 million and $50.0 million if worldwide aggregate annual net sales reach $500.0 million. Commencing on the first commercial sale of licensed products, we are obligated to pay tiered royalties of low double-digit to mid-teen percentages on annual net sales of the products covered by the license. In the event we sublicense our rights under the Ares Agreement, we are obligated to pay Ares a percentage ranging from the mid-single-digit to the low double-digits of specified sublicensing income received.

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

Under the Stanford Agreement, we made an upfront license fee payment and are obligated to pay annual license maintenance fees. We are also obligated to make certain milestone payments to Stanford based on the achievement of certain development, regulatory, and commercial milestones. Further, we are required to pay Stanford royalties based on net sales of VT-109 worldwide. In the event we sublicense our rights under the Stanford Agreement, we are obligated to pay Stanford a percentage of specified sublicensing income received.

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

The patent positions of biotechnology companies generally are highly uncertain, involve complex legal and factual questions for which important legal principles remain unsolved and have been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect atacicept, MAU868, or VT-109, or which effectively prevent others from commercializing competitive technologies and product candidates. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. For example, many countries restrict the patentability of methods of treatment of the human body.

Moreover, the coverage claimed in a patent application can be significantly reduced before a patent is issued, and its scope can be reinterpreted after issuance. Legal standards relating to valid and enforceable claim scope are unsettled in the United States and elsewhere and disputes challenging or re-defining scope are common in the biopharmaceutical industry. Even if patent applications we own or in-license currently or in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we own or in-license may be challenged or circumvented by third parties or may be narrowed or invalidated as a result of challenges by third parties. Consequently, we do not know whether atacicept, MAU868, VT-109, or any future product candidates we may develop will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner which could significantly harm our business, financial condition, results of operations and prospects.

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

We may be subject to a third-party pre-issuance submission of prior art to the USPTO or other jurisdictions, or become involved in post-grant challenges such as opposition, derivation, revocation, reexamination, post-grant review (PGR) and inter partes review (IPR), or other similar proceedings, or in litigation, challenging our patent rights, including by challenging the validity or the claim of priority of our patents. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize atacicept, MAU868, VT-109, or any future product candidates we may develop and compete directly with us, without payment to us. Such challenges may result in loss of patent rights, loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of atacicept, MAU868, VT-109, or any future product candidates we may develop. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, including art of which we were unaware, and art which was not raised during prosecution of any of our patents or patent applications. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our technology or platform, or any product candidates that we may develop. Such a loss of patent protection would significantly impact our business, financial condition, results of operations and prospects. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop, or commercialize current or future product candidates or could embolden competitors to launch products or take other steps that could disadvantage us in the marketplace or draw us into additional expensive and time consuming disputes. Should any of these events occur, it could significantly harm our business, financial condition, results of operations and prospects.

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
•
others may be able to develop products that are similar to atacicept, MAU868, VT-109, or any future product candidates we may develop, but that are not covered by the claims of the patents that we may in-license in the future or own;
•
our competitors may seek or may have already obtained patents that will limit, interfere with or eliminate our ability to make, use and sell atacicept, MAU868, VT-109, or any future product candidates we may develop;
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

Our commercial success depends in part on avoiding infringement, misappropriation or other violations of the patents and proprietary rights of third parties. However, our research, development and commercialization activities may be subject to claims that we infringe, misappropriate or otherwise violate patents or other intellectual property rights owned or controlled by third parties. A finding by a court or administrative body that we infringe the claims of issued patents owned by third parties could preclude us from commercializing atacicept, MAU868, VT-109, or any future product candidates we may develop.

Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import atacicept, MAU868, VT-109, or any future product candidates we may develop and products that may be approved in the future, or impair our competitive position. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology industry, including patent infringement lawsuits, and proceedings, such as oppositions, reexaminations, IPR proceedings and PGR proceedings, before the USPTO and/or corresponding foreign patent offices. In addition, many companies in intellectual property-dependent industries, including the biotechnology industry, have employed intellectual property litigation as a means to gain an advantage over their competitors. Numerous third-party U.S. and foreign issued patents and pending patent applications may exist in the fields in which we are developing atacicept, MAU868, VT-109, or any future product candidates we may develop. There may be third-party patents or patent applications with claims to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of atacicept, MAU868, VT-109, or any future product candidates we may develop.

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

As the biotechnology industry expands and more patents are issued, the risk increases that atacicept, MAU868, VT-109, or any future product candidates we may develop, may be subject to claims of infringement of the patent rights of third parties. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published, we may be unaware of third-party patents that may be infringed by commercialization of atacicept, MAU868, VT-109, or any future product candidates we may develop, and we cannot be certain that we were the first to file a patent application related to a product candidate or technology. Moreover, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that atacicept, MAU868, VT-109, or any future product candidates we may develop may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. There is also no assurance that there is not prior art of which we are aware, but which we do not believe is relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our products that may be approved in the future, or impair our competitive position. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Still further, we cannot rely on our experience that third parties have not so far alleged that we infringe their patent rights, as provisions of U.S. patent laws provide a safe harbor from patent infringement for therapeutic products under clinical development.

Any claims of patent infringement, misappropriation or other violations asserted by third parties would be time consuming and could:

•
result in costly litigation that may cause negative publicity;
•
divert the time and attention of our technical personnel and management;
•
cause development delays;
•
prevent us from commercializing atacicept, MAU868, VT-109, or any future product candidates we may develop;
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

Any patent-related legal action against us claiming damages or seeking to enjoin commercial activities relating to our products, or processes could subject us to significant liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market atacicept, MAU868, VT-109, or any future product candidates we may develop. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or a future strategic partner were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign atacicept, MAU868, VT-109, or any future product candidates we may develop processes to avoid infringement, if necessary.

An adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing atacicept, MAU868, VT-109, or any future product candidates we may develop, which could significantly harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing atacicept, MAU868, VT-109, and future product candidates and technologies.

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

While we may have in-licensed patents that cover atacicept, MAU868, and VT-109, it is possible that third parties may have blocking patents that prevent us from marketing, manufacturing or commercializing our patented products and practicing our in-licensed patented technology.

We may be unsuccessful in acquiring or in-licensing compositions, methods of use, processes, or other intellectual property rights from third parties that we identify as necessary for practicing inventions claimed by our patents, including the manufacture, sale and use of atacicept, MAU868, VT-109, and any future product candidates we may develop. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could significantly harm our business, financial condition, results of operations and prospects.

We may be involved in lawsuits to protect or enforce our patents, which could be expensive, time consuming and unsuccessful. Further, our issued patents could be found invalid or unenforceable if challenged in court.

Competitors or other third parties may infringe, misappropriate or otherwise violate our intellectual property rights. To prevent infringement or unauthorized use, we may be required to file infringement or other intellectual property claims, which can be expensive and time-consuming. In addition, in a patent infringement proceeding, a court may decide that a patent we may in-license in the future or own is not valid, is unenforceable, and/or is not infringed, or may refuse to stop the other party from using the technology at issue on the grounds that our owned or in-licensed patents do not cover the technology in question. If we or any of our potential future collaborators were to initiate legal proceedings against a third party to enforce a patent directed at atacicept, MAU868, VT-109, or any future product candidates we may develop, the defendant could counterclaim that our patent is invalid and/or unenforceable in whole or in part. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description, non-enablement, or obviousness-type double patenting. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution.

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

Derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of derivation proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with such proceedings could have an adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties or enter into development or manufacturing partnerships that would help us bring atacicept, MAU868, VT-109, or any future product candidates to market. Should any of these events occur, it could significantly harm our business, financial condition, results of operations and prospects.

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

Further, the United States has enacted and implemented wide-ranging patent reform legislation and the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the U.S. federal courts, the USPTO, or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patent and the patents we might obtain or license in the future. For example, recent decisions raise questions regarding the award of patent term adjustment (PTA) for patents in families where related patents have issued without PTA. Thus, it cannot be said with certainty how PTA will or will not be viewed in the future and whether patent expiration dates may be impacted. An inability to obtain, enforce, and defend patents covering our proprietary technologies (including atacicept, MAU868, and VT-109) would adversely affect our business prospects and financial condition.

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

Patent terms may be inadequate to protect our competitive position on atacicept, MAU868, VT-109, or any future product candidates we may develop for an adequate amount of time.

Patents have a limited lifespan. Generally, issued patents are granted a term of 20 years from the earliest claimed non-provisional filing date. Various extensions may be available, but there can be no assurance that any such extensions will be obtained, and the life of a patent, and the protection it affords, is limited. In certain instances, patent term can be adjusted to recapture a portion of delay by the USPTO in examining the patent application (patent term adjustment) or extended to account for term effectively lost as a result of the FDA regulatory review period (patent term extension), or both. There is a risk that we may take action that detracts from any accrued patent term adjustment. Even if patents covering atacicept, MAU868, VT-109, or any future product candidates we may develop are obtained, once the patent life has expired, we may be open to competition from competitive products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

Filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States may be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we will not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These infringing products may compete with atacicept, MAU868, VT-109, or any future product candidates we may develop, without any available recourse.

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

We have entered into and may enter in the future into non-disclosure and confidentiality agreements to protect the proprietary positions of third parties, such as outside scientific collaborators, CROs, third-party manufacturers, consultants, advisors, potential partners, lessees of shared multi-company property and other third parties. Many of our employees and consultants were previously employed at, may have previously provided or may be currently providing consulting services to, other biotechnology companies, including our competitors or potential competitors. Although we seek to protect our ownership of intellectual property rights by ensuring that our agreements with our employees, collaborators and other third parties with whom we do business include provisions requiring such parties to assign rights in inventions to us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of our employees’ former employers or other third parties. We may also be subject to claims that former employers or other third parties have an ownership interest in our future patents or patent applications. Defense of such matters, regardless of their merit, could involve substantial litigation expense and be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions. Moreover, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing atacicept, MAU868, VT-109, or any future product candidates or technologies we may develop. Failure to defend against any such claim could subject us to significant liability for monetary damages or prevent or delay our developmental and commercialization efforts, and cause us to lose valuable intellectual property rights or personnel, which could significantly harm our business, financial condition, results of operations and prospects. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management team and other employees.

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

Risks related to our dependence on third parties

We rely, and expect to continue to rely, on third parties, including independent clinical investigators and CROs, to conduct certain aspects of our nonclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize atacicept, MAU868, VT-109, or future product candidates we may develop and our business, financial condition, results of operations and prospects could be significantly harmed.

We have relied upon and plan to continue to rely upon third parties, including independent clinical investigators and third-party CROs, to conduct certain aspects of our nonclinical studies and clinical trials and to monitor and manage data for our ongoing nonclinical and clinical programs. We rely on these parties for execution of our nonclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors and CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for atacicept and MAU868 in clinical development. VT-109 is in the pre-clinical development stage, and we are still determining our development plans for the product candidate. However, we expect to use third parties for at least some aspects of its preclinical and clinical development and we expect that risks discussed in this section related to dependence on third parties will also generally apply to VT-109. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Failure to comply and maintain adequate documentation with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be adversely affected if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Further, these investigators and CROs are not our employees and we will not be able to control, other than by contract, the amount of resources, including time, which they devote to atacicept, MAU868, or VT-109 and clinical trials. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If independent investigators or CROs fail to devote sufficient resources to the development of atacicept, MAU868, or VT-109, or if CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize atacicept, MAU868, or VT-109. As a result, our results of operations and the commercial prospects for atacicept, MAU868, and VT-109 would be harmed, our costs could increase and our ability to generate revenues could be delayed or precluded entirely, and our business, financial condition, results of operations and prospects could be significantly harmed.

Our CROs have the right to terminate their agreements with us in the event of an uncured material breach. In addition, some of our CROs have an ability to terminate their respective agreements with us if it can be reasonably demonstrated that the safety of the subjects participating in our clinical trials warrants such termination, if we make a general assignment for the benefit of our creditors or if we are liquidated. In addition, our CROs could fail to perform, we could terminate their agreements or they could go out of business. If our relationships with our CROs terminate, we may not be able to enter into arrangements with alternative CROs or do so on commercially reasonable terms. Switching or adding CROs involves substantial cost and requires management time and focus, and could delay development and commercialization of atacicept, MAU868, VT-109 or any future product candidate we may develop. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can negatively impact our ability to meet our desired clinical development timelines. Though we intend to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a negative impact on our business and financial condition.

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

We do not currently have the infrastructure or internal capability to manufacture supplies of our product candidates for use in development and commercialization. We rely, and expect to continue to rely, on third-party manufacturers for the production of our product candidates for clinical trials under the guidance of members of our organization. We expect to rely on third parties for future production of VT-109. Furthermore, raw materials for our product candidates are sourced, in some cases, from a single source supplier. If we were to experience an unexpected loss of supply of our product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials.

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

We may enter into collaborations with third parties for the development and commercialization of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of atacicept, MAU868, or VT-109.

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

The trading price of our common stock has been, and is likely to be, highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. For example, the closing price of our common stock from January 1, 2024 to February 24, 2025, has ranged from a low of $14.91 to a high of $49.75. The stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

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
•
developments associated with our license with Stanford, including any termination or other change in our relationship with Stanford;
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
•
sales of our securities by us, our insiders or our other stockholders; and
•
general geopolitical, macroeconomic, industry and market conditions, including potential disruptions in access to bank deposits and lending commitments due to bank failures, tariffs and trade tensions, supply chain challenges, ongoing military conflicts, related sanctions, changes in U.S.-China relations, elevated inflation rates and the responses by central banking authorities to control such inflation.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on internal control over financial reporting. We are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, and therefore our independent registered public accounting firm is required to attest to our management report on internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002. The process of compiling the system, process, and controls documentation necessary to perform the evaluation required under Section 404 is costly and challenging. We have incurred additional professional fees and expect that we will continue to incur substantial expenses and expend significant management efforts to comply with Section 404.

We have in the past and may in the future identify material weaknesses in our internal control over financial reporting. If we identify any such material weaknesses, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

As of December 31, 2024, there were 63,559,858 shares of common stock outstanding and held of record by 17 stockholders. The number of record holders of our common stock does not include DTC participants or beneficial owners holding shares through nominee names.

Further, certain holders of our common stock have rights, subject to certain conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or our other stockholders. We also register all shares of common stock that we issue under our equity compensation plans. Such shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

In addition, we have in the past and may in the future issue additional shares of common stock, or other equity or debt securities convertible into common stock, in connection with a financing, acquisition, employee arrangement or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and could cause the price of our common stock to decline.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to atacicept, MAU868, VT-109, or future product candidates we may develop on unfavorable terms to us.

We may seek additional capital through a variety of means, including through public or private equity, debt financings or other sources, including up-front payments and milestone payments from strategic collaborations. For example, since our initial public offering, we have completed a number of follow-on public offerings of our common stock. To the extent that we raise additional capital through the sale of equity or convertible debt or equity securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Such financing may result in dilution to stockholders, imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to atacicept, MAU868, VT-109, or future product candidates we may develop, or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

We no longer qualify as an “emerging growth company” or a “smaller reporting company” and, as a result, we will no longer be able to avail ourselves of certain reduced disclosure requirements applicable to emerging growth companies and/or smaller reporting companies.

Based on our public float as of June 28, 2024, the last business day of our second fiscal quarter, we became a “large accelerated filer” and no longer qualify as an “emerging growth company” or as a “smaller reporting company”. However, we are complying with certain scaled disclosure requirements available to smaller reporting companies in this Annual Report (including, for example, by presenting only the two most recent fiscal years of audited consolidated financial statements), which we are permitted to do under SEC rules. The option to provide scaled disclosures will no longer be available to us beginning with our quarterly report on Form 10-Q for the three-month period ending March 31, 2025.

We expect that the loss of our status as an emerging growth company and smaller reporting company and compliance with additional disclosure requirements applicable to non-emerging growth companies and non-smaller reporting companies that were not applicable to us in the past will increase our legal and financial compliance costs. In addition, any failure to comply with these additional requirements in a timely manner, or at all, could have an adverse effect on our business and results of operations and could cause a decline in the price of our common stock.

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

We and our third-party partners are also subject to a variety of evolving threats, including but not limited to errors or malfeasance by personnel, malware (including as a result of advanced persistent threat intrusions), malicious code (such as viruses and worms), software vulnerabilities, hacking, denial of service attacks, credential stuffing, social-engineering attacks (including deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by AI, telecommunications failures, earthquakes, fires, floods and other similar threats.

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

In addition, our reliance upon third-party partners and technologies to operate critical business systems and to process sensitive information could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We rely on third-party partners in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, content delivery to customers, and other functions. We also rely on third-party partners to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place. If our third-party partners experience or have experienced a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party partners fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

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

Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators and investors, of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. Security incidents or perceived security incidents may result in material adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing information (including personal data); substantial remediation costs; litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity

Risk management and strategy

We implement and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third-party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and sensitive personal data, including that of our employees, consultants and clinical trial participants (Information Systems and Data).

The Chief Financial Officer, Chief Business Officer, Chief Accounting Officer, Senior Vice President of Legal, Vice President of Information Technology, and certain third-party providers are members of our Cybersecurity Risk Management Committee and help identify, assess and manage the Company’s cybersecurity threats and risks. This Cybersecurity Risk Management Committee, which reports to the Audit Committee of the Company’s Board of Directors, is responsible for identifying and assessing risks from cybersecurity threats. The Cybersecurity Risk Management Committee monitors and evaluates our threat environment and the Company’s risk profile using various methods including, for example: manual and automated tools in certain environments and systems, subscribing to reports and services that identify certain cybersecurity threats, conducting scans of certain threat environments, evaluating certain cybersecurity threats reported to us, conducting internal and external audits of certain environments and systems, and performing third-party threat assessments.

Depending on the environment and system, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: incident response plan; information security program; acceptable use policy; incident detection and response tools; risk assessments of certain environments and systems; encryption of certain data; network security for certain environments and systems; access controls for certain environments and systems; data segregation of certain data; physical security; asset management; third-party systems monitoring; employee cybersecurity training; and cybersecurity insurance.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, our Cybersecurity Risk Management Committee evaluates material risks from cybersecurity threats against our overall business objectives and reports to the audit committee of the board of directors, which evaluates our overall enterprise risk.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example professional services firms, such as legal counsel, cybersecurity consultants, forensic investigators, and cybersecurity software providers.

We use third-party service providers to perform a variety of functions throughout our business, such as software application providers, hosting companies, and contract research organizations. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider, including reviewing security questionnaires and imposing contractual obligations related to cybersecurity on the provider.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report, including the section titled “Risk Factors—General risk factors—If our information technology systems, or those of any of our third-party partners (such as contract research organizations and clinical trial sites), or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; additional costs; loss of revenue or profits; and other adverse consequences.”

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing the Company’s cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Chief Operating Officer, Vice President of Information Technology and Senior Vice President of Legal, working closely with our third-party information technology team; the senior staff members of our third-party information technology team have been in business providing services to similarly situated companies in our industry for more than approximately 28 years, including extensive experience addressing complex information technology and cybersecurity matters. Company management has over 27 years of experience in cybersecurity and information technology matters, including multiple senior information technology leadership roles supervising cybersecurity teams and establishing cybersecurity risk assessment programs in the biotech industry.

In particular, the Chief Operating Officer is responsible for hiring appropriate personnel and third-party vendors, communicating key priorities to relevant personnel, and, in concert with members of the Cybersecurity Risk Management Committee, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy. Our Chief Operating Officer, Vice President of Information Technology and Senior Vice President of Legal, in consultation with our third-party information technology team, is responsible for maintaining cybersecurity-related budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

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

The audit committee receives reports concerning the Company’s significant cybersecurity threats and risks and the processes the Company has implemented to address them, including during audit committee meetings and other periodic updates. These reports are provided by members of the Company’s management team responsible for such reporting, including the Cybersecurity Risk

Management Committee. The audit committee also receives various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

Item 2. Properties.

Our corporate headquarters are located in Brisbane, California. We occupy approximately 40,232 square feet of office space for our corporate headquarters under a lease that expires in March 2029. We believe our existing leased facility is in good condition and suitable for the conduct of our current business.

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

Holders

As of February 24, 2025, there were approximately 17 stockholders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Stock Performance Graph

Not applicable.

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

Overview

We are a late clinical-stage biotechnology company focused on developing and commercializing transformative treatments for patients with serious immunological diseases. Our lead product candidate, atacicept, a fully humanized TACI-Fc fusion protein that binds both B-cell activating factor (BAFF) and A proliferation-inducing ligand (APRIL) and is self-administered subcutaneously, is currently being evaluated for the treatment of immunoglobulin A nephropathy (IgAN). We are enrolling ORIGIN 3, the pivotal Phase 3 trial of atacicept 150 mg in IgAN, and in September 2024 completed enrollment of the initial cohort of 200 participants that will provide data for the 36-week urine protein creatinine ratio (UPCR) primary efficacy endpoint. We expect to announce primary endpoint results in the second quarter of 2025, supporting our planned submission for regulatory approval later in 2025. The Phase 2b ORIGIN clinical trial evaluated the safety and efficacy of atacicept in 116 participants with IgAN and reported positive results at 24 weeks in January 2023, 36 weeks in June 2023, and 96 weeks in October 2024. The trial remained blinded through 36 weeks, after which all participants were eligible for the open label extension portion of the study and received atacicept 150 mg through 96 weeks. At 24 and 36 weeks, atacicept met its primary and key secondary endpoints, respectively, with statistically significant reductions in UPCR, and stable estimated glomerular filtration rate (eGFR) was observed with clinically meaningful and statistically significant difference for participants on atacicept versus placebo. Participants treated with atacicept demonstrated reductions in galactose-deficient IgA1 (Gd-IgA1), the autoantigen produced by B cells in patients with IgAN, and a reduction in hematuria. The improvements in Gd-IgA1, hematuria, UPCR and eGFR represent the quartet of findings consistent with IgAN disease modification. The 96-week open-label extension results showed consistent and sustained reductions in Gd-IgA1, hematuria, and UPCR, with continued eGFR stabilization at a rate similar to the general population without kidney disease. Additionally, atacicept’s safety profile was comparable to placebo. We have also committed to providing long-term access to atacicept for all ORIGIN participants by initiating ORIGIN EXTEND, a long-term Phase 2 extension study that offers open-label atacicept to participants who completed ORIGIN Phase 2b or 3 until commercial availability in their country or region. We believe that atacicept has pipeline in a molecule potential, with potential application in multiple diseases. Based on data from the Phase 2b ORIGIN trial, the U.S. FDA granted Breakthrough Therapy Designation to atacicept for the treatment of IgAN. We will be evaluating atacicept in non-IgAN autoimmune kidney diseases, including primary membranous nephropathy (pMN), focal segmental glomerulosclerosis (FSGS) and minimal change disease (MCD), in the Phase 2 PIONEER clinical trial that will initiate in 2025, in patients with anti-PLA2R antibodies or other auto-antibodies. Potential other future indications include several rheumatologic diseases such as systemic lupus erythematosus and Sjogren’s disease, and hematologic diseases, including idiopathic thrombocytopenic purpura and autoimmune hemolytic anemia. We also hold worldwide, exclusive development and commercial rights to MAU868, a potentially first-in-class monoclonal antibody to treat reactivated BK virus (BKV) infections for which we completed a Phase 2 clinical trial in 2022, and in January 2025, we acquired field-limited, worldwide, exclusive development and commercial rights to VT-109, a novel, next-generation dual BAFF/APRIL inhibitor that is in preclinical development. We believe that our current pipeline programs leverage the deep expertise of our team and have strong potential commercial synergies. We hold global developmental and commercial rights to all of our pipeline molecules.

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

To date, we have funded our operations primarily through proceeds from the sale of shares of our common stock, redeemable convertible preferred stock, debt financing and convertible promissory notes. As of December 31, 2024, we had $640.9 million in cash, cash equivalents and marketable securities, compared to $160.7 million as of December 31, 2023.

We have incurred significant operating losses since the commencement of our operations. Our net losses were $152.1 million and $96.0 million for the years ended December 31, 2024 and 2023, respectively, and we expect to incur significant and increasing losses for the foreseeable future as we continue to advance our product candidates toward commercialization. Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our research and development activities. As of December 31, 2024, we had an accumulated deficit of $461.3 million, compared to $309.1 million as of December 31, 2023. Our primary use of cash is to fund operating expenses, which consist of research and development and general and administrative expenditures. Cash used to fund operating expenses depends on the timing of when we pay these expenses, as reflected in the changes in our working capital balances.

We expect to continue to incur net operating losses for at least the next several years, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. We expect our expenses and capital requirements will increase significantly in connection with our ongoing activities as we:

•
continue our ongoing and planned development of our product candidates, atacicept, MAU868 and VT-109;
•
conduct clinical trials and nonclinical studies for atacicept, MAU868 and VT-109;
•
seek regulatory approvals for any product candidates that successfully complete clinical trials;
•
continue to scale up external manufacturing capacity with the aim of securing sufficient quantities to meet our capacity requirements for clinical trials and potential commercialization;
•
continue to establish a sales, marketing and distribution infrastructure to commercialize any approved product candidates and related additional commercial manufacturing costs;
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

Geopolitical and Macroeconomic Developments

Due to geopolitical and macroeconomic events, including bank failures, tariffs and trade tensions, supply chain challenges, ongoing military conflicts, related sanctions, changes in U.S.-China relations, elevated inflation rates and the responses by central banking authorities to control such inflation, the U.S. and global financial markets experienced volatility, which has led to disruptions to trade, commerce, pricing stability, credit availability and supply chain continuity globally. As a result of these factors and other geopolitical and macroeconomic developments described in this Annual Report, our business and results of operations may be adversely affected.

Although we did not see a significant financial impact to our business operations as a result of recent geopolitical and macroeconomic developments during the year ended December 31, 2024, there may be potential impacts to our business in the future that are highly uncertain and difficult to predict such as disruptions or restrictions in our supply chain, disruption or restrictions on our employees’ ability to travel, disruptions to or delays in ongoing non-clinical trials, clinical trials, third-party manufacturing supply and other operations, interruptions or delays in the operations of the FDA or other regulatory authorities, and continued elevated inflation and interest rates which may increase the cost of conducting business activities or cause changes in availability and cost of credit and impact our ability to raise capital and conduct business development activities. The ultimate impact of these geopolitical and macroeconomic developments, as well as any lasting effects on our business, is highly uncertain and subject to continued change, and we recognize that macroeconomic and geopolitical factors may continue to present unique challenges for us.

We believe that our existing cash, cash equivalents and marketable securities held as of December 31, 2024, will be sufficient to fund our planned operations and capital expenditure requirements for at least the next 12 months from the date of this Annual Report. However, should adverse geopolitical or macroeconomic events, such as those discussed above, any recession or depression associated with those events or other events described herein, continue for a prolonged period, our results of operations, financial condition, liquidity and cash flows could be materially impacted as a result of a lower likelihood of effectively and efficiently developing and successfully commercializing our product candidates.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023.

	Year Ended December 31,		CHANGE
(dollars in thousands)	2024	2023	AMOUNT	%
Operating expenses:
Research and development	$126,172	$78,225	$47,947	61%
General and administrative	40,998	23,787	17,211	72%
Total operating expenses	167,170	102,012	65,158	64%
Loss from operations	(167,170)	(102,012)	(65,158)	64%
Other income (expense):
Interest income	20,714	7,979	12,735	160%
Interest expense	(7,626)	(3,786)	(3,840)	101%
Other income, net	1,935	1,830	105	6%
Total other income	15,023	6,023	9,000	149%
Loss before provision for income taxes	$(152,147)	$(95,989)	$(56,158)	59%

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

The following table summarizes our research and development expenses incurred during the respective periods.

	Year Ended December 31,		CHANGE
(dollars in thousands)	2024	2023	AMOUNT	%
Direct research and development expenses
Contract drug manufacturing	$50,753	$35,049	$15,704	45%
Clinical trial expenses	32,279	19,611	12,668	65%
Consulting and professional services	11,339	5,648	5,691	101%
Indirect research and development expenses
Employee compensation and related benefits	29,048	16,623	12,425	75%
Facilities and other	2,753	1,294	1,459	113%
Research and development expenses	$126,172	$78,225	$47,947	61%

Research and development expenses increased by $47.9 million, or 61%, to $126.2 million in the year ended December 31, 2024, from $78.2 million in the year ended December 31, 2023, primarily due to an increase of $15.7 million in contract drug manufacturing costs for commercial and clinical use as we scaled up manufacturing activities for process performance qualification runs, an increase of $12.7 million in clinical trial expenses due to greater numbers of active sites and participants enrolling in ORIGIN 3, an increase of $5.7 million in consulting and professional services, including a $3.2 million increase in medical affairs expenses as we prepare for potential regulatory approval and commercialization of atacicept, an increase of $12.4 million for compensation and related benefit expenses, including a $3.7 million increase in stock-based compensation expense, due to growth in research and development headcount, and an increase of $1.5 million in facilities and other, including a $0.9 million increase in primarily conference-related travel expenses to support R&D activities.

We expect our research and development expenses to increase in future periods as we continue to initiate sites and enroll participants in ORIGIN 3, prepare applications for regulatory approval of atacicept in IgAN, initiate and conduct additional clinical trials of atacicept, including the ORIGIN EXTEND trial, initiated during 2024, and the PIONEER trial we plan to initiate in 2025, and if we expand development of atacicept in other indications or product configurations, or other product candidates.

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

The following table summarizes our general and administrative expenses incurred during the respective periods.

	Year Ended December 31,		CHANGE
(dollars in thousands)	2024	2023	AMOUNT	%
Employee compensation and related benefits	$19,796	$12,254	$7,542	62%
Rent and facilities	2,651	2,424	227	9%
Legal and accounting services	4,802	2,828	1,974	70%
Consultants, including non-employee director compensation	3,564	1,709	1,855	109%
Commercial planning and medical affairs	3,248	—	3,248	N/A
Other	6,937	4,572	2,365	52%
General and administrative expenses	$40,998	$23,787	$17,211	72%

General and administrative expenses increased by $17.2 million, or 72%, to $41.0 million in the year ended December 31, 2024, from $23.8 million in the year ended December 31, 2023, primarily due to an increase of $7.5 million in payroll and related expenses, including stock-based compensation, as a result of increased general and administrative employee headcount, an increase of $3.2 million in commercial expenses related to increased market research and market access activities, an increase of $2.0 million in outside legal and accounting expenses associated with increases in audit fees, outsourced accounting services, and general and patent-related legal expenses, and an increase of $1.9 million in consulting expenses primarily related to increases in non-employee director compensation.

Other Income and Expenses, Net

	Year Ended December 31,		CHANGE
(dollars in thousands)	2024	2023	AMOUNT	%
Other income and expenses, net	$15,023	$6,023	$9,000	149%

Other income and expenses, net, increased by $9.0 million, or 149%, to $15.0 million in the year ended December 31, 2024, from $6.0 million in the year ended December 31, 2023, primarily due to an increase of $12.7 million in interest income from greater balances of marketable securities held, partially offset by an increase of $3.8 million in interest expense due to higher outstanding loan principal balances in the current period.

Liquidity and Capital Resources

To date, we have funded our operations primarily through proceeds from the sale of shares of our common stock, redeemable convertible preferred stock, debt financing and convertible notes. From our inception through December 31, 2024, we have raised aggregate net cash proceeds of approximately $1.0 billion from the issuance and sale of redeemable convertible preferred stock, convertible notes and common stock, and proceeds from our Loan Agreement with Oxford Finance LLC (Oxford). Since the date of our incorporation, we have not generated any revenue from product sales and have incurred substantial operating losses and negative cash flows from operations.

In February 2024, we completed a follow-on public offering and issued 9,274,194 shares of common stock for net proceeds of approximately $269.6 million, after deducting underwriting fees and offering-related expenses. In October 2024, we completed a follow-on public offering and issued 7,142,858 shares of common stock, and in November 2024 we issued an additional 1,071,428 shares of common stock pursuant to the underwriters’ full exercise of the 30-day option to purchase additional shares. We received aggregate net proceeds of approximately $323.6 million, after deducting underwriting fees and offering-related expenses.

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

We anticipate that we will continue to incur net losses for the foreseeable future as we continue research and development activities of atacicept, MAU868, and VT-109, hire additional staff, including clinical, operational, administrative and management personnel, and incur additional expenses associated with operating as a public company. We expect to incur significant expenses and operating losses for the foreseeable future as we advance our clinical development activities and our product candidate portfolio. We expect that our research and development and general and administrative costs will increase substantially in connection with conducting additional clinical trials for our research programs and product candidates, contracting with third parties to support nonclinical studies and clinical trials, expanding our intellectual property portfolio, and providing general and administrative support for our operations. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

As of December 31, 2024, we had cash, cash equivalents and marketable securities of $640.9 million, as compared to $160.7 million as of December 31, 2023. We believe, based on our current operating plan, that our cash, cash equivalents and marketable securities as of December 31, 2024 will be sufficient to fund our planned operations and capital expenditure requirements for at least 12 months from the date of this Annual Report.

Cash Flows

The following table summarizes our cash flows for the periods indicated.

	Year Ended December 31,
(dollars in thousands)	2024	2023
Net cash used in operating activities	$(134,679)	$(92,181)
Net cash used in investing activities	(425,029)	(39,431)
Net cash provided by financing activities	606,673	133,541
Net increase in cash and cash equivalents	$46,965	$1,929

Operating Activities

For the year ended December 31, 2024, we used $134.7 million of cash in operating activities, attributable to a net loss of $152.1 million, partially offset by non-cash charges of $14.8 million and a decrease in our net operating assets and liabilities of $2.7 million. Non-cash charges primarily consisted of $20.8 million of stock-based compensation, non-cash interest income of $9.0 million related to amortization of discount on purchases of marketable securities, and a $2.1 million reduction in the carrying amount of operating lease right-of-use assets. The change in our net operating assets and liabilities was primarily due to an increase of $7.2 million in accrued and other current liabilities, a decrease of $3.5 million in accounts payable, and a decrease of $2.4 million in operating lease liabilities.

For the year ended December 31, 2023, we used $92.2 million of cash in operating activities, attributable to a net loss of $96.0 million and a decrease in our net operating assets and liabilities of $5.8 million, partially offset by non-cash charges of $9.6 million.

Non-cash charges primarily consisted of $11.5 million of non-cash stock based compensation expense, non-cash interest income of $4.4 million related to amortization of discount on purchases of marketable securities, $2.2 million reduction in the carrying amount of operating lease right-of-use assets. The change in our net operating assets and liabilities was primarily due to a $2.6 million decrease in operating lease liabilities, a decrease of $2.2 million in accrued and other current liabilities, and a decrease of $0.9 million in accounts payable.

The increase in cash used in operating activities from the year ended December 31, 2023 to the year ended December 31, 2024 was primarily attributable to increased research and development, and general and administrative expenses.

Investing Activities

For the year ended December 31, 2024, our investing activities used $425.0 million of cash, primarily resulting from the purchase of short-term marketable securities, less sales and maturities of short-term marketable securities during the year.

For the year ended December 31, 2023, our investing activities used $39.4 million of cash, primarily resulting from the purchase of short-term marketable securities, less sales and maturities of short-term marketable securities during the year.

Financing Activities

For the year ended December 31, 2024, our financing activities provided $606.7 million of cash resulting from $632.5 million gross proceeds received from our February and October 2024 follow-on offerings and $13.4 million proceeds from exercise of stock options and issuance of shares under our employee stock purchase plan, less $39.3 million offering costs related to our follow-on offerings including underwriting fees.

For the year ended December 31, 2023, our financing activities provided $133.5 million of cash resulting from $115.0 million gross proceeds received from our February 2023 follow-on offering, $24.7 million of net cash proceeds from the issuance of debt to Oxford and $1.1 million proceeds from exercise of stock options and issuance of shares under our employee stock purchase plan, less $7.3 million offering costs related to our follow-on offering, including underwriting fees.

Material Cash Requirements

Our material cash requirements in the short- and long-term consist of the following operational expenditures, a portion of which contain contractual or other obligations.

Our primary uses of cash and operating expenses relate to contract drug manufacturing, clinical trial expenses, and paying employees and consultants to support our operations. Our research and development expenses in 2024 were $126.2 million and we expect to increase our investment in research and development expenses in 2025. Our general and administrative expenses were $41.0 million in 2024 and we expect to increase our general and administrative expenses to support business growth in 2025. On a long-term basis, we manage future cash requirements relative to our long-term business plans.

We also enter into agreements in the normal course of business with various third parties for preclinical, clinical and other services. These contracts are generally cancellable without material penalty upon written notice.

Operating costs also relate to our building leases for our office. Our operating lease obligations reflect those for our corporate headquarters office space in Brisbane, California, and our office and life science research space in South San Francisco, California, that is subleased to a third-party through September 2025, the remaining term of the lease. In August 2024, we entered into a non-cancellable operating lease for 40,232 square feet of office space in Brisbane, California, that has served as our corporate headquarters since November 2024. The term of this lease is 54 months.

Our future minimum lease payments as of December 31, 2024 were $5.3 million. Refer to Note 5 in the Notes to Financial Statements in Item 8 for further detail of our lease obligations.

Loan and Security Agreement

On December 17, 2021, we entered into the Loan Agreement with Oxford, a Delaware limited liability company, as lender (Lender) and collateral agent. The Loan Agreement provides for a term loan (the Loan) in an aggregate maximum principal amount of $50.0 million, of which $5.0 million was funded on December 17, 2021, $20.0 million was funded on November 4, 2022, and the remaining $25.0 million was funded on December 22, 2023. As of December 31, 2024, the Company’s outstanding borrowing under the Loan Agreement was $50.0 million.

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

Research and development contract costs, and related prepaid and accrued balances

We enter into various research and development and other agreements with commercial firms, researchers and others for provision of goods and services from time to time. These agreements are generally cancellable, and the related costs are recorded as incurred.

We estimate clinical trial expenses based on the services performed pursuant to contracts with clinical research organizations that conduct and manage clinical trials on our behalf. We also estimate manufacturing costs based on services performed pursuant to contracts with contract manufacturing organizations that develop and manufacture product on our behalf. In accruing service fees, we estimate the period over which services will be performed. These estimates are based on our communications with the third-party service providers and on information available at each balance sheet date. If the actual timing of the performance of services or the level of effort varies significantly from the estimate, we adjust the accrual accordingly to reflect the best information available at the time. When evaluating the adequacy of the accrued liabilities, we analyze progress of the studies or clinical trials, including the phase or completion of events, invoices received and contracted costs. Judgments and estimates are made in determining the prepaid and accrued balances at the end of the reporting period. Actual results may differ from our estimates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 8. Financial Statements and Supplementary Data.

VERA THERAPEUTICS, INC.

Index to Financial Statements

Years ended December 31, 2024 and 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Vera Therapeutics, Inc.:

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying balance sheets of Vera Therapeutics, Inc. (the Company) as of December 31, 2024 and 2023, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ KPMG LLP

We have served as the Company’s auditor since 2018.

San Francisco, California
February 28, 2025

VERA THERAPEUTICS, INC.

Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$92,646	$45,681
Marketable securities	548,206	115,035
Prepaid expenses and other assets, current	10,366	11,307
Total current assets	651,218	172,023
Property and equipment, net	960	92
Operating lease right-of-use assets	3,372	2,949
Prepaid expenses and other assets, noncurrent	131	482
Total assets	$655,681	$175,546
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,665	$11,118
Operating lease liabilities	1,483	2,436
Accrued expenses and other liabilities, current	16,223	8,749
Total current liabilities	25,371	22,303
Long-term debt	50,687	49,877
Operating lease liabilities, noncurrent	2,468	1,395
Accrued expenses and other liabilities, noncurrent	—	286
Total liabilities	78,526	73,861
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 authorized as of December 31, 2024 and 2023; no shares issued and outstanding as of December 31, 2024 and 2023	—	—
Class A common stock, $0.001 par value; 500,000,000 shares authorized as of December 31, 2024 and 2023; 63,559,858 and 44,452,161 shares issued and outstanding as of December 31, 2024 and 2023, respectively	64	44
Additional paid-in capital	1,037,948	410,492
Accumulated other comprehensive income	393	251
Accumulated deficit	(461,250)	(309,102)
Total stockholders’ equity	577,155	101,685
Total liabilities and stockholders’ equity	$655,681	$175,546

The accompanying notes are an integral part of these financial statements.

VERA THERAPEUTICS, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Operating expenses:
Research and development	$126,172	$78,225
General and administrative	40,998	23,787
Total operating expenses	167,170	102,012
Loss from operations	(167,170)	(102,012)
Other income (expense):
Interest income	20,714	7,979
Interest expense	(7,626)	(3,786)
Other income, net	1,935	1,830
Total other income	15,023	6,023
Loss before provision for income taxes	(152,147)	(95,989)
Provision for income taxes	(1)	(1)
Net loss	$(152,148)	$(95,990)
Other comprehensive income:
Change in unrealized gains and losses on marketable securities	142	251
Comprehensive loss	$(152,006)	$(95,739)
Net loss per share attributable to common stockholders, basic and diluted	$(2.75)	$(2.25)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	55,326,680	42,707,072

The accompanying notes are an integral part of these financial statements.

VERA THERAPEUTICS, INC.

Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Class A Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2022	27,800,861	$28	$290,216	$(224)	$(213,112)	$76,908
Issuance of common stock from underwritten follow-on offering, net of offering costs	16,428,572	16	107,727	—	—	107,743
Issuance of common stock pursuant to exercise of options	111,927	—	781	—	—	781
Issuance of common stock upon vesting of restricted stock units	66,321	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	44,480	—	275	—	—	275
Stock-based compensation	—	—	11,493	—	—	11,493
Unrealized gain on marketable securities	—	—	—	475	—	475
Net loss	—	—	—	—	(95,990)	(95,990)
Balances as of December 31, 2023	44,452,161	$44	$410,492	$251	$(309,102)	$101,685
Issuance of common stock from underwritten follow-on offering, net of offering costs	17,488,480	18	593,219	—	—	593,237
Issuance of common stock pursuant to exercise of options	1,486,314	2	12,866	—	—	12,868
Issuance of common stock upon vesting of restricted stock units	108,409	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	28,944	—	545	—	—	545
Proceeds from short swing settlement	—	—	37	—	—	37
Repurchase of common stock	(4,450)	—	(13)	—	—	(13)
Stock-based compensation	—	—	20,802	—	—	20,802
Unrealized gain on marketable securities	—	—	—	142	—	142
Net loss	—	—	—	—	(152,148)	(152,148)
Balances as of December 31, 2024	63,559,858	$64	$1,037,948	$393	$(461,250)	$577,155

The accompanying notes are an integral part of these financial statements.

VERA THERAPEUTICS, INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(152,148)	$(95,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	105	21
Accretion of discount and amortization of premium on purchase of debt securities	(8,972)	(4,433)
Accretion of loan exit fee and amortization of loan costs	810	326
Reduction in the carrying amount of operating lease right-of-use assets	2,064	2,224
Stock-based compensation	20,802	11,493
Changes in operating assets and liabilities:
Prepaid expense and other current assets	981	173
Other assets	351	(262)
Accounts payable	(3,453)	(873)
Accrued and other liabilities	7,188	(2,215)
Operating lease liabilities	(2,407)	(2,645)
Net cash used in operating activities	(134,679)	(92,181)
Cash flows from investing activities
Purchase of property and equipment	(972)	(63)
Purchase of marketable securities	(703,015)	(224,930)
Proceeds from maturities of marketable securities	274,958	176,019
Proceeds from sale of marketable securities	4,000	9,543
Net cash used in investing activities	(425,029)	(39,431)
Cash flows from financing activities
Proceeds from exercise of stock options and employee stock purchase plan	13,413	1,056
Proceeds from short swing settlement	37	—
Proceeds from borrowings, net of costs	—	24,741
Repurchase of common stock	(13)	—
Proceeds from issuance of common stock in follow-on offerings	632,500	115,000
Payment of issuance costs and underwriting fees related to follow-on offerings	(39,264)	(7,256)
Net cash provided by financing activities	606,673	133,541
Net increase in cash and cash equivalents	46,965	1,929
Cash and cash equivalents, beginning of year	45,681	43,752
Cash and cash equivalents, end of year	$92,646	$45,681
Supplemental disclosure of cash flow information
Cash paid for interest expense	$6,652	$3,352

The accompanying notes are an integral part of these financial statements.

VERA THERAPEUTICS, INC.

Notes to Financial Statements

1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Description of Business

Vera Therapeutics, Inc. (the Company) is a clinical stage biotechnology company focused on developing and commercializing treatments for patients with serious immunological diseases. The Company was incorporated in May 2016 in Delaware. The Company’s headquarters are in Brisbane, California. The Company operates in one segment, Therapeutics, focused on developing and commercializing transformative treatments for patients with serious immunological diseases.

Liquidity

Since inception, the Company devoted substantially all of its resources to its research and development efforts, pre-clinical studies and clinical trials, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. The Company has incurred recurring net operating losses and has not generated positive cash flows from operations since its inception and had an accumulated deficit of $461.3 million as of December 31, 2024. The Company had cash, cash equivalents and marketable securities of $640.9 million as of December 31, 2024. The Company has funded its operations primarily through the issuance of common stock, redeemable convertible preferred stock, debt financing and convertible notes. Management expects to continue to incur losses and negative cash flows from operations for at least the next several years.

Management believes that the Company’s cash, cash equivalents and marketable securities as of December 31, 2024 will be sufficient to fund its planned operations and capital expenditure requirements for at least 12 months subsequent to the issuance date of these financial statements. The Company intends to raise additional capital through public or private equity offerings, debt financing, or other capital sources, which may include strategic collaborations or other arrangements with third parties in order to achieve its long-term business objectives. If the Company fails to obtain necessary capital when needed on acceptable terms, or at all, it could force the Company to delay, limit, reduce or terminate its product development programs, commercialization efforts or other operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (the SEC) regarding financial reporting. The U.S. dollar is the Company’s functional and reporting currency.

Transition from Emerging Growth Company and Smaller Reporting Company Status

The Company was previously classified as an “emerging growth company” (EGC) as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies.

The Company was previously classified as a “smaller reporting company” (SRC), as defined in the Securities Exchange Act of 1934 (Exchange Act), as amended. SRCs may choose to comply with scaled disclosure requirements in Regulation S-X. The overarching principles about the form and content of the financial statements of a SRC are that those statements need only cover two annual periods instead of three and that the financial statements comply with GAAP and not with most of the other S-X form and content requirements.

Based on the Company’s public float as of June 28, 2024, the last business day of the Company’s second fiscal quarter, the Company became a “large accelerated filer” and no longer qualifies as an EGC or an SRC as of December 31, 2024. Accordingly, the Company may no longer take advantage of EGC-related delayed adoption timelines for new or revised accounting standards. Although the Company is a large accelerated filer for the year ended December 31, 2024, the Company may choose to continue using the scaled disclosure requirements permitted for SRCs in the current fiscal year and has chosen to provide such scaled disclosures in this Annual Report for the year ended December 31, 2024, as permitted under SEC rules.

Use of Estimates

The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Management estimates that affect the reported amounts of assets and liabilities include the accrual of research and development expenses, valuation of equity awards for stock-based compensation, determination of incremental borrowing rate for operating leases, the valuation allowance for deferred tax assets, and fair value of marketable securities. The Company evaluates and adjusts its estimates and assumptions on an ongoing basis using historical experience and other factors. Actual results could differ from those estimates.

Concentrations of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company maintains bank deposits in federally insured financial institutions and these deposits may exceed federally insured limits. The Company is exposed to credit risk in the event of default by the financial institution holding its cash, cash equivalents, and marketable securities to the extent recorded in the balance sheet. The Company has not experienced any losses to date related to these concentrations.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit with financial institutions and highly liquid investments, primarily money market funds, with maturities of 90 days or less from the date of purchase.

Marketable Securities

The Company holds investments in marketable securities, consisting of U.S. government bonds, U.S. government agency securities, and investment grade corporate debt securities. Marketable debt securities with stated maturities of three months or less from the date of purchase are classified as cash equivalents and those with stated maturities of greater than three months as marketable securities on the balance sheet. The Company determines the appropriate classification of marketable debt securities at the time of purchase. The Company has the ability, if necessary, to liquidate its investments to meet its liquidity needs in the next 12 months, without significant penalty. Accordingly, those investments with contractual maturities greater than one year from the date of purchase are classified as current assets on the accompanying balance sheets. All marketable debt securities are classified as available-for-sale and are reported at estimated fair value, with unrealized gains and losses recorded in accumulated other comprehensive income within stockholders’ equity. Interest, amortization and accretion of purchase premiums and discounts on marketable debt securities are included in other income (expense), net, in the statements of operations and comprehensive loss.

The cost of available-for-sale marketable securities sold is based on the specific identification method. Realized gains and losses on the sale of available-for-sale marketable securities are recorded in other income (expense), net in the statements of operations and comprehensive loss.

The Company periodically reviews marketable debt securities for impairment. For debt securities in an unrealized loss position, the Company determines whether a credit loss exists. The credit loss is estimated by considering available information relevant to the collectability of the security and information about past events, current conditions, and reasonable and supportable forecasts. Any decline in fair value due to a credit loss is recorded in other income (expense), net in the statements of operations and comprehensive loss. Unrealized losses due to factors other than the credit loss are recognized in accumulated other comprehensive income (loss). In addition, if the Company has the intent to sell a debt security or it is more likely than not that the Company will be required to sell the security before recovery of the entire cost basis, an impairment charge equal to the difference between fair value and the cost basis is recorded in other income (expense), net in the statements of operations and comprehensive loss. No impairment loss was recognized for the fiscal years ended December 31, 2024 and 2023.

The amortized or accreted cost basis of the marketable securities approximates its fair value.

Deferred Offering Costs

Deferred offering costs consist of legal, accounting and filing fees relating to equity offerings. Deferred offering costs are included in prepaid expenses and other assets, current on the Company’s balance sheets. Upon completion of the offering, these amounts are offset against the proceeds of the offering.

Leases

The Company leases office space under operating leases and determines if the arrangement is a lease at inception. These lease agreements generally contain lease and non-lease components. Non-lease components primarily include fixed payments for maintenance, utilities, and management fees. The fixed costs of the lease components and associated non-lease components are combined and accounted together as a single lease component which is recognized as an increase to the operating lease right-of-use (ROU) assets and operating lease liabilities. For leases with a lease term of 12 months or less, ROU assets and lease liabilities are not recognized on the balance sheets.

Certain lease agreements may also contain variable payments, such as common area maintenance, real estate taxes, and insurance, which are expensed as incurred and not included in the lease ROU assets and lease liabilities. Operating lease cost (excluding variable lease costs) is recognized on a straight-line basis over the lease term.

ROU assets and lease liabilities are recognized at the present value of future lease payments at the lease commencement date. As the rate implicit in the Company’s leases is not readily determinable, the Company uses an incremental borrowing rate based on information available at commencement date in determining the present value of future lease payments. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make the contractual lease payments over the lease term. The current portion of operating lease liabilities is included in current liabilities, and the long-term portion is included in operating lease liabilities, noncurrent.

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

Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and value drivers are observable in active markets.

Level 3 – Model derived valuations in which one or more significant inputs or significant value drivers are unobservable, including assumptions developed by the Company.

Fair value accounting is applied to all financial assets and liabilities that are recognized or disclosed in the financial statements on a recurring basis. The Company’s financial instruments consist of cash and cash equivalents, marketable securities, prepaid expenses and other current assets, accounts payable and accrued expenses and long-term debt. Cash and marketable securities are reported at their respective fair values on the Company’s balance sheets. The carrying amount of long-term debt approximates fair value due to its variable interest rate. The remaining financial instruments are reported on the Company’s balance sheets at cost, which approximates their fair value due to their short-term nature.

Money market funds are highly liquid investments that are actively traded. The pricing information for the Company’s money market funds is readily available and can be independently validated as of the measurement date. This approach results in the classification of these instruments as Level 1 within the fair value hierarchy.

There were no transfers of financial assets or liabilities between Levels 1, 2, or 3 for any of the periods presented.

Comprehensive Loss

Comprehensive loss consists of two components: net loss and other comprehensive income. Other comprehensive income refers to unrealized gains and losses that are recorded as an element of stockholders’ equity and are excluded from net loss. For the years ended December 31, 2024 and 2023, other comprehensive income consists of unrealized gains and losses on marketable securities.

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

The Company enters into various research and development and other agreements with commercial firms, researchers, and others for provisions of goods and services from time to time. These agreements are generally cancellable, and the related costs are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing research and development costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies or clinical trials, including the phase or completion of events, invoices received and contracted costs. Judgments and estimates are made to determine the accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates.

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

For all stock options granted, the Company calculated the expected term using the simplified method (derived from the average midpoint between the weighted average vesting period and the contractual term of the award), as the Company has limited historical information to develop expectations about future exercise patterns and post-vesting employment termination behavior. The estimate of expected volatility is based on comparative companies’ volatility. The risk-free rate is based on the yield available on United States Treasury zero-coupon issues corresponding to the expected term of the award. The Company records forfeitures when they occur. The Company determines the fair value of its Class A common stock using the market closing price on the date of grant.

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

Recently Adopted Accounting Pronouncements

In June 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This standard update clarifies the guidance in Topic 210, related to measuring the fair value of an equity security subject to contractual sale restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The guidance is effective for annual periods beginning after December 15, 2023, with early adoption permitted. The Company adopted this standard on January 1, 2024, and it did not have a material impact on the Company’s financial statements or related disclosures, because the Company does not carry any equity securities subject to contractual sale restrictions.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update improves reportable segment disclosure requirements and requires enhanced disclosures related to significant segment expenses regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. Amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this standard as of and for the year ended December 31, 2024. There was no impact on the Company’s determination of its reportable segment and additional required disclosures have been included in Note 14, Segment Reporting.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-09 prospectively to all annual periods beginning after December 15, 2024. The Company will adopt the standard as of and for the year ended December 31, 2025, and is currently evaluating the impact of this standard on its financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update will improve disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, selling, general, and administrative expenses, and research and development). The ASU is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. This ASU will result in the required additional disclosures being included in the Company’s financial statements upon adoption.

3. OTHER FINANCIAL STATEMENT INFORMATION

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2024	2023
Interest income receivable	$3,773	$512
Prepaid clinical trial costs	2,228	5,273
Prepaid commercial planning costs	933	789
Prepaid insurance	709	597
Prepaid software costs	660	237
Prepaid professional services fees	659	198
Prepaid medical affairs costs	246	—
Prepaid rent	224	257
Prepaid drug manufacturing costs	21	1,207
Other	913	2,237
Total prepaid expenses and other current assets	$10,366	$11,307

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Accrued payroll	$6,822	$3,932
Accrued clinical and drug manufacturing expenses	6,742	2,213
Accrued commercial expenses	689	19
Accrued information technology expenses	455	37
Accrued legal fees	257	59
Related party payable	217	1,926
Other accrued expenses and current liabilities	1,041	563
Total accrued expenses and other current liabilities	$16,223	$8,749

Related party payable represents amounts due to Ares Trading S.A. (Ares), an affiliate of Merck KGaA, Darmstadt, Germany, related to manufacturing technology and know-how transfer services performed for atacicept pursuant to the license agreement between the Company and Ares (see Note 9).

4. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The Company’s cash equivalents and marketable securities are classified within the fair value hierarchy as defined by authoritative guidance. Level 1 securities consist of highly liquid money market funds for which the carrying amount approximates the fair value of identical assets as quoted in the active markets. Level 2 securities, consisting of U.S. Treasuries, U.S. agency securities and corporate debt securities, are measured based on other observable inputs, including broker or dealer quotations or other valuations using observable market data. The Company’s debt securities are accounted for as available-for-sale securities.

Unrealized gains and losses are reported as a component of other comprehensive income (loss). Fair value of the debt securities was $552.8 million and $115.0 million as of December 31, 2024 and December 31, 2023, respectively.

The following table presents the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2024
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities

Money market funds	Level 1	$85,135	$—	$—	$85,135	$85,135	$—
U.S. Government bonds	Level 2	322,960	389	(16)	323,333	—	323,333
U.S. Government agency securities	Level 2	999	1	—	1,000	—	1,000
Corporate debt securities	Level 2	228,446	182	(163)	228,465	4,592	223,873
Total cash equivalents and marketable securities		637,540	572	(179)	637,933	89,727	548,206
Cash		2,919	—	—	2,919	2,919	—
Total		$640,459	$572	$(179)	$640,852	$92,646	$548,206

	December 31, 2023
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities

Money market funds	Level 1	$44,650	$—	$—	$44,650	$44,650	$—
U.S. Government bonds	Level 2	63,619	70	(6)	63,683	—	63,683
U.S. Government agency securities	Level 2	19,665	7	(14)	19,658	—	19,658
Corporate debt securities	Level 2	31,500	194	—	31,694	—	31,694
Total cash equivalents and marketable securities		159,434	271	(20)	159,685	44,650	115,035
Cash		1,031	—	—	1,031	1,031	—
Total		$160,465	$271	$(20)	$160,716	$45,681	$115,035

Marketable debt securities that had been in unrealized loss positions as of December 31, 2024 and 2023 were in an unrealized loss position for less than 12 months. Unrealized losses from marketable debt securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent impairments based on evaluation of available evidence.

The following table classifies the estimated fair value of investments in available-for-sale marketable debt securities by effective contractual maturity dates (in thousands):

December 31, 2024
Due within one year	$376,468
Due after one year to two years	171,738
Total marketable securities	$548,206

5. LEASES

The Company has entered into non-cancellable operating leases, including a sublease entered into in August 2024 for an office facility serving as its corporate headquarters in Brisbane, California. This sublease expires in 2029. The Company also leases a facility in South San Francisco, California, that is subleased to a third party under a non-cancellable agreement, which ends concurrently with the original lease in September 2025.

Components of net lease cost are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Operating lease cost	$2,728	$2,577
Variable lease cost	45	14
Total operating lease cost	2,773	2,591
Less: Sublease income	(1,954)	(1,928)
Net lease cost	$819	$663

Other supplemental information related to operating leases is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Cash paid for operating lease liabilities	$3,116	$3,000
Addition to right-of-use assets obtained from operating lease liabilities	2,487	—

	December 31,
	2024	2023
Weighted-average discount rate for operating leases	11.3%	9.1%
Weighted-average remaining lease term	3.0 years	1.5 years

As of December 31, 2024, the maturities of operating lease liabilities are as follows (in thousands):

2025	$2,293
2026	830
2027	966
2028	995
2029	254
Total minimum lease payments	5,338
Less: Imputed interest	(1,387)
Total operating lease liabilities	3,951
Less: Current portion of operating lease liabilities	(1,483)
Non-current operating lease liabilities	$2,468

As of December 31, 2024, under the terms of the sublease agreement of the South San Francisco facility to a third party, the Company is entitled to receive sublease payments of $1.5 million in 2025, and the Company remains responsible for future lease payments of $1.9 million under the terms of the lease for this facility. As of December 31, 2024, the Company had not executed any leases that were yet to commence.

6. NOTES PAYABLE

Notes payable consist of the following (in thousands):

		December 31,
		2024		2023
	Maturity	Effective Interest Rate	Amount	Effective Interest Rate	Amount
Collateralized note 2021-12	2027	13.96%	$5,000	14.73%	$5,000
Collateralized note 2022-11	2027	14.09%	20,000	14.87%	20,000
Collateralized note 2023-12	2027	14.59%	25,000	15.37%	25,000
Total borrowings			50,000		50,000
Accrued exit fee net of unamortized issuance costs			687		(123)
Net carrying amount of debt			$50,687		$49,877

In December 2021, the Company entered into a non-revolving loan and security agreement (the Loan Agreement) with Oxford Finance. The Loan Agreement has a borrowing capacity of up to $50.0 million, of which $5.0 million was funded in December 2021, with the remaining credit facility available for draw until December 2022, with maturity of the outstanding balance in December 2026. In November 2022, the Company entered into an amendment of the Loan Agreement. Among other changes, the amendment extended the scheduled expiration of the Loan Agreement from December 2022 to December 2023 and modified the reference rate from the London Interbank Offered Rate (LIBOR) to the Secured Overnight Financing Rate (SOFR). In conjunction with the amendment, the Company borrowed an additional $20.0 million under the Loan Agreement. In December 2023, the Company borrowed the remaining $25.0 million under the Loan Agreement. As of December 31, 2024, the Company’s outstanding borrowing under the Loan Agreement was $50.0 million.

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

7. COMMON STOCK

As of December 31, 2024, the Company’s amended and restated certificate of incorporation authorized the Company to issue 500,000,000 shares of Class A common stock and 14,600,000 shares of Class B common stock, each with a par value of $0.001 per share. Each share of Class A common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Class B common stock is non-voting. There were no shares of Class B common stock outstanding as of December 31, 2024 and 2023. Common stockholders are entitled to receive dividends, as may be declared by the board of directors. Through December 31, 2024, no cash dividends have been declared or paid.

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

In October 2024, the Company completed a follow-on public offering pursuant to which the Company issued and sold 7,142,858 shares of its Class A common stock at a public offering price of $42.00 per share, and in November 2024, the Company issued and sold an additional 1,071,428 shares of Class A common stock, pursuant to the full exercise of the underwriters’ option to purchase additional shares at the public offering price.

8. STOCK COMPENSATION

Equity Plans

2024 Inducement Plan

In February 2024, the Company adopted the 2024 Inducement Plan (Inducement Plan). The Inducement Plan was adopted by the compensation committee of the Company’s board of directors without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4). In accordance with Rule 5635(c)(4), awards made under the Inducement Plan, including stock options and restricted stock units, may only be granted to newly hired employees as a material inducement to accept employment with the Company. Awards granted under the Inducement Plan expire no later than ten years from the date of grant.

2021 Equity Incentive Plan and 2017 Equity Incentive Plan

The 2021 Equity Incentive Plan (2021 EIP) and the 2017 Equity Incentive Plan (2017 EIP) became effective in May 2021 and February 2017, respectively. Awards granted under the 2021 EIP and 2017 EIP expire no later than 10 years from the date of grant.

The 2017 EIP permitted the granting of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to employees, directors and consultants. Since the adoption of the 2021 EIP, no additional equity awards can be granted under the 2017 EIP. Shares reserved and remaining available for issuance under the 2017 EIP were added to shares reserved for the 2021 EIP plan in May 2021. The terms of the 2017 EIP continue to govern outstanding equity awards granted thereunder.

Under the 2021 EIP, we may grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards and restricted stock units, performance awards and other awards to employees, consultants and directors. Stock options granted to new employees generally vest over four years at a rate of 25% upon the first anniversary of the vesting commencement date and monthly thereafter. Other stock options granted to employees generally vest monthly over four years from the vesting commencement date. The number of shares reserved for issuance under the 2021 EIP increases automatically on the first day of each fiscal year, beginning on January 1, 2022, by a number equal to 5% of the total number of shares of the Company’s capital stock (including all classes of the Company’s common stock) outstanding on December 31 of the preceding year, or such lower number of shares (including no shares) approved by the Company’s board of directors prior to January 1 of a given year.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (ESPP) became effective in May 2021. The ESPP enables eligible employees to purchase shares of the Company’s Class A common stock at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first trading day or the last trading day of the offering period, whichever is lower. Eligible employees generally include all employees. Share purchases are funded through payroll deductions of at least 1% and up to 15% of an employee’s eligible compensation for each payroll period. The number of shares reserved for issuance under the ESPP increases automatically on the first day of each fiscal year, beginning on January 1, 2022, by a number equal to the lesser of 440,502 shares, 1% of the total number of shares of the Company’s capital stock (including all classes of the Company’s common stock) outstanding on December 31 of the preceding year, or such lower number of shares (including no shares) approved by the Company’s board of directors prior to January 1 of a given year. As of December 31, 2024, 88,752 shares have been issued pursuant to the ESPP. The ESPP generally provides for six-month consecutive offering periods beginning on September 14, 2021. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation.

The table below summarizes the Company's equity plans as of December 31, 2024:

Plan	Maximum Number of Shares Authorized	Shares Available for Future Issuance
2024 Inducement Plan	1,250,000	71,075
2021 Equity Incentive Plan	6,873,404	682,278
2017 Equity Incentive Plan	2,275,305	—
2021 Employee Stock Purchase Plan	1,148,444	1,059,692

Option Activity

Stock option activity under the 2017 EIP, 2021 EIP, and 2024 Inducement Plan is summarized as follows:

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000s)
Outstanding as of December 31, 2023	5,762,236	$9.42	7.66	$39,197
Granted	2,799,750	$25.83
Exercised	(1,486,314)	$8.66
Cancelled and forfeited	(463,875)	$10.93
Outstanding as of December 31, 2024	6,611,797	$16.44	8.11	$172,630
Options exercisable as of December 31, 2024	2,703,670	$9.65	7.11	$88,257
Vested and expected to vest as of December 31, 2024	6,611,797	$16.44	8.11	$172,630

The aggregate intrinsic value of stock options exercised during the year ended December 31, 2024 was $46.8 million. The weighted-average grant date fair value of options granted during the years ended December 31, 2024 and 2023, was $19.65 per share and $5.92 per share, respectively.

In August 2024, the Company repurchased 4,450 unvested shares that were previously outstanding due to a stock option that was early exercised. The unvested shares were repurchased at the original exercise price of $2.8968 per share.

Award Activity

The Company grants restricted stock units (RSU) pursuant to the 2021 EIP and satisfies such grants through the issuance of the Company’s Class A common stock. The following table shows RSU activity for the period ending December 31, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested balance at December 31, 2023	131,679	$18.36
Granted	713,812	29.67
Vested	(111,396)	19.03
Cancelled and forfeited	(37,207)	22.33
Unvested balance at December 31, 2024	696,888	$29.63

Stock-Based Compensation Expense

The following tables summarize the stock-based compensation expense for stock options and restricted stock units granted to employees and nonemployees and for ESPP stock-based compensation that was recorded in the Company’s statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	$8,537	$4,845
General and administrative	12,265	6,648
Total stock-based compensation expense	$20,802	$11,493

	Year Ended December 31,
	2024	2023
Employees	$18,356	$10,494
Nonemployees	2,446	999
Total stock-based compensation expense	$20,802	$11,493

As of December 31, 2024, the Company had $49.3 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.7 years. For the year ended December 31, 2024, the Company recognized $17.1 million of stock-based compensation expense for stock options.

As of December 31, 2024, the Company had $18.6 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 3.5 years. For the year ended December 31, 2024, the Company recognized $3.4 million of stock-based compensation expense for restricted stock units.

Stock-based compensation expense related to the ESPP for the years ended December 31, 2024 and 2023 was $0.3 million and $0.2 million, respectively.

No tax benefit was recognized related to stock-based compensation expense since the Company has never reported taxable income and has established a full valuation allowance to offset all of the potential tax benefits associated with its deferred tax assets.

The fair value of stock options granted during the years ended December 31, 2024 and 2023, was estimated using the Black-Scholes option pricing model based on the following assumptions:

Year Ended December 31,
	2024	2023
Expected term (in years)	5.4 – 6.1	5.5 – 6.1
Expected volatility	69.7% – 73.2%	79.5% – 80.5%
Risk-free rate	3.6% – 4.6%	3.4% – 4.7%
Dividend yield	—	—

9. LICENSES AND COLLABORATIONS

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

As consideration for the Ares Agreement, the Company paid a non-refundable license issue fee to Ares in the form of shares of redeemable convertible preferred stock valued at $13.1 million, resulting in Ares becoming a related party to the Company. The redeemable convertible preferred stock subsequently converted into 1,913,501 shares of common stock in May 2021.

In December 2020, the Company paid Ares a milestone payment of $25.0 million upon delivery and initiation of the transfer of specified information and materials. The non-refundable license issue fee and milestone payment were recorded to research and development expense in the period incurred. The Company is obligated to pay Ares aggregate milestone payments of up to $176.5 million upon the achievement of specified BLA filing or regulatory approval milestones, beginning with $15.0 million upon the first filing of an approval application and $20.0 million upon regulatory approval in the U.S., and up to $515.0 million upon the achievement of specified commercial milestones, beginning with $15.0 million if worldwide aggregate annual net sales reach $250.0 million and $50.0 million if worldwide aggregate annual net sales reach $500.0 million.

Subsequent to the effective date of the Ares Agreement, Ares has performed transfer of manufacturing technology and know-how to the Company. The Company recorded related party expense of $0.3 million and $2.8 million to Ares for these services during the years ended December 31, 2024 and 2023, respectively. These amounts are included in research and development expenses on the statements of operations and comprehensive loss.

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

The Company is obligated to make future milestone payments of up to $7.0 million to Amplyx, contingent upon the achievement of certain regulatory milestones. The Company is also obligated to make future milestone payments of up to $62.0 million to Novartis, contingent upon the achievement of specified development, regulatory and commercial milestones. In the event that MAU868 is commercialized, the Company will be obligated to pay royalties to Amplyx and Novartis based on net sales by country and by product.

10. INCOME TAXES

For financial reporting purposes, loss before provision for income taxes includes the following components (in thousands):

	December 31,
	2024	2023
Domestic	$(152,147)	$(95,989)
Foreign	—	—
Loss before income taxes	$(152,147)	$(95,989)

Provision for Income Taxes

The provision for income taxes consisted of the following (in thousands):

	December 31,
	2024	2023
Current:
Federal	$—	$—
State	1	1
Total current	1	1
Total deferred	—	—
Provision for income taxes	$1	$1

A reconciliation of the provision for income taxes computed using the U.S. statutory federal income tax rate compared to the income tax provision included in the statement of operations and comprehensive loss is as follows (in thousands):

	December 31,
	2024	2023
Tax on U.S. statutory rate on income before income taxes	$(31,951)	$(20,158)
State taxes	(1,010)	(489)
State valuation allowance	1,011	490
Federal valuation allowance	34,449	21,250
Tax credits	(1,294)	(1,598)
Stock based compensation	(1,845)	—
Other	641	506
Provision for income taxes	$1	$1

Deferred Tax Assets and Liabilities

Deferred tax assets and liabilities are determined based on the differences between financial reporting and income tax bases of assets and liabilities, as well as net operating loss carryforwards and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The significant components of the Company’s net deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Federal and state NOL carryforward	$38,736	$27,539
Research and other credits	8,190	6,051
Capitalized R&D	46,225	25,264
Fixed assets	5	3
Reserves and accruals	1,310	755
Stock based compensation	4,311	2,978
Other intangibles	7,641	8,313
Other DTA	400	384
Lease liability	831	804
Total gross DTA	107,649	72,091
Less: valuation allowance	(106,857)	(71,372)
Total deferred tax assets	792	719
Deferred tax liabilities:
Right of use	(709)	(619)
Other DTL	(83)	(100)
Total gross DTL	(792)	(719)
Net deferred tax assets	$—	$—

As of December 31, 2024, the Company has federal and state net operating loss carryforwards of $171.8 million and $37.5 million, respectively, of which $10.2 million of federal net operating loss carryforwards and $37.0 million of state net operating carryforwards will begin expiring in the year 2032 and 2036, respectively, if not utilized. The Company also has $161.5 million of federal net operating loss carryforwards as of December 31, 2024 that do not expire. The Company has $7.0 million of federal research and development tax credit carryforwards, which begin to expire in the year 2037. The Company has $3.2 million of state research and development tax credit carryforwards, which have no expiration date.

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

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Based on the weight of all evidence including a history of operating losses, management has determined that it is not more likely than not that the net deferred tax assets will be realized. A valuation allowance of $106.9 million and $71.4 million as of December 31, 2024 and 2023, respectively, has been established to offset the deferred tax assets as realization of such assets is uncertain. The valuation allowance increased by $35.5 million and $21.8 million during the years ended December 31, 2024 and 2023, respectively.

Uncertain Tax Benefits

The Company has the following activity relating to the gross amount of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2024	2023
Beginning balance	$1,513	$941
Additions based on tax positions related to prior year	—	—
Decreases based on tax positions related to prior year	—	—
Additions based on tax positions related to current year	535	572
Ending balance	$2,048	$1,513

The Company accounts for income taxes in accordance with authoritative accounting guidance which states the impact of an uncertain income tax position is recognized at the largest amount that is “more likely than not” to be sustained upon audit by the relevant taxing authority. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained. None of these uncertain tax positions will impact the Company’s effective tax rate if assessed. The Company’s policy is to classify interest and penalties associated with unrecognized tax benefits as income tax expense. The Company had no interest or penalty accruals associated with uncertain tax benefits in its balance sheet and statement of operations for the years ended December 31, 2024 and 2023. The Company files income tax returns in the U.S. and various states. The Company is not currently under examination by any major tax jurisdictions nor has it been in the past. Because of net operating losses and research credit carryovers, substantially all of our tax years remain open to examination. Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next 12 months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, the Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months.

11. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company believes that there are no actions pending which would have a material adverse effect on its results of operations, financial condition, or cash flows.

Indemnifications

As of December 31, 2024, the Company did not have any material indemnification claims that were probable or reasonably possible, and consequently no related liabilities have been recorded.

Employee Agreements

The Company has signed employment agreements with certain key employees pursuant to which, if their employment is terminated following a change of control of the Company, the employees are entitled to receive certain benefits, including severance and accelerated vesting of equity incentives.

Development and Manufacturing Services Agreements

The Company enters into development and manufacturing contracts with vendors in the conduct of its business. Contracts with these vendors may be terminated at the Company’s option, with varying provisions regarding termination. If a contract with a specific vendor were to be terminated, the Company would be obligated to pay for the products or services that had been provided or received at the time the termination became effective, and potentially additional compensation based upon the period of time remaining between the date of notice of cancellation and the scheduled manufacturing.

12. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following outstanding potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis).

	Year Ended December 31,
	2024	2023
Class A common stock options issued and outstanding	6,611,797	5,762,236
Unvested restricted stock units	696,888	131,679
Vested but unsettled stock units	2,987	—
Unvested ESPP shares	6,034	229
Total	7,317,706	5,894,144

13. RELATED PARTY TRANSACTIONS

In October 2020, the Company entered into the Ares Agreement with Ares, pursuant to which the Company obtained an exclusive worldwide license to certain patents and related know-how to research, develop, manufacture, use and commercialize therapeutic products containing atacicept, a recombinant fusion protein used to inhibit B cell growth and differentiation, which could potentially treat some autoimmune diseases. As consideration for the agreement, the Company paid a non-refundable license issue fee to Ares in the form of redeemable convertible preferred stock, which was subsequently converted into shares of common stock in May 2021. Related party transactions and balances in the current periods presented are described in Note 3 and Note 9.

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

14. SEGMENT REPORTING

The Company has one reportable segment: Therapeutics. This segment is dedicated to developing and commercializing transformative treatments for patients with serious immunological diseases. The Company’s lead product candidate, atacicept, a fully humanized TACI-Fc fusion protein that binds both B-cell activating factor (BAFF) and A proliferation-inducing ligand (APRIL) and is self-administered subcutaneously, is currently being evaluated for the treatment of immunoglobulin A nephropathy (IgAN). The Company also holds worldwide, exclusive development and commercial rights to MAU868, a potentially first-in-class monoclonal antibody to treat reactivated BK virus (BKV) infections for which the Company completed a Phase 2 clinical trial in 2022.

Since inception, the Company has devoted substantially all its resources to research and development efforts, pre-clinical studies and clinical trials, establishing and maintaining intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. The Company does not have any product candidates approved for commercial sale and has not generated any revenue from product sales.

The accounting policies used in the segment reporting are the same as those described in the summary of significant accounting policies (Note 2). The Company’s Chief Operating Decision Maker (CODM) is the Chief Executive Officer. The CODM assesses performance for the single reportable segment and decides how to allocate resources based on net loss and total operating expenses. As the Company has not generated any revenue, total operating expenses is equivalent to loss from operations on the statements of operations and comprehensive loss. The measure of segment assets is reported on the balance sheet as total assets.

The CODM uses net loss as the reportable segment’s primary measure of profit or loss to evaluate the segment’s financial position and to determine the need for additional financing or equity offerings. The CODM also uses total operating expenses as a measure to evaluate controllable spend from total current assets, in deciding how to allocate resources within the Therapeutics segment.

The Company's reportable segment total operating expenses, including significant segment expenses, and net loss for the years ended December 31, 2024 and 2023, consisted of the following (in thousands):

	Therapeutics
	Year Ended December 31,
	2024	2023
Operating expenses:
Payroll and related	$48,843	$28,878
Direct research and development - clinical trials	32,279	19,611
Direct research and development - contract manufacturing	50,753	35,049
Depreciation and amortization	105	22
Other segment items*	35,190	18,452
Total operating expenses	167,170	102,012
Loss from operations	(167,170)	(102,012)
Other income (expense):
Interest income	20,714	7,979
Interest expense	(7,626)	(3,786)
Other segment items**	1,935	1,830
Loss before provision for income taxes	(152,147)	(95,989)
Provision for income taxes	(1)	(1)
Segment and consolidated net loss	$(152,148)	$(95,990)

Other Significant Items:
Expenditures for additions to long-lived assets	$(972)	$(63)

*Other segment items included in total operating expenses primarily consist of consulting and contractors, professional services, equipment and software, travel and entertainment, facilities, medical affairs, commercial planning, and corporate communications.

**Other segment items included in loss before provision for income taxes consist of currency exchange gains and losses and other income/expense.

The Company's reportable segment assets consisted of the following (in thousands):

	Therapeutics
	December 31,
	2024	2023
Total segment assets	$655,681	$175,546
Total consolidated assets	$655,681	$175,546

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth in “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations of internal controls, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained under the captions “Proposal 1 – Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” “Executive Officers,” “Insider Trading Policy,” and “Delinquent Section 16(a) Reports,” if any, in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2025 Annual Meeting of Stockholders (“Definitive Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2024 and is incorporated herein by reference.

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

1.
Financial Statements:

The financial statements filed as part of this Annual Report are included in Part II, Item 8 of this Annual Report.

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

4.3	Description of Common Stock of the Registrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 27, 2024).

10.1†	Vera Therapeutics, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on April 23, 2021).

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

10.6†	Vera Therapeutics, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on May 10, 2021).

10.7†*	Vera Therapeutics, Inc. 2024 Inducement Plan, as amended January 28, 2025.

10.8†

Forms of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the Vera Therapeutics, Inc. 2024 Inducement Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 27, 2024).

10.9†

Form of Restricted Stock Unit Grant Notice and Award Agreement under the Vera Therapeutics, Inc. 2024 Inducement Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 27, 2024).

10.10†*	Vera Therapeutics, Inc. 2021 Non-employee Director Compensation Policy, as amended on May 2, 2024.

10.11†*	Vera Therapeutics, Inc. Non-employee Director Compensation Policy, as amended December 9, 2024.

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

10.15^

License Agreement by and between the Registrant and Ares Trading S.A., dated as of October 29, 2020 (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on April 23, 2021).

10.16¥

Loan and Security Agreement between the Registrant and Oxford Finance LLC, dated December 17, 2021 (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on February 7, 2022).

10.17¥^

License Agreement between Novartis International Pharmaceuticals AG and Amplyx Pharmaceuticals, Inc. dated August 26, 2019 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on February 7, 2022).

10.18^

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

10.20¥

First Amendment to Loan and Security Agreement, by and between the Registrant and Oxford Finance, LLC, dated November 4, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2022).

10.21†¥

Offer Letter, by and between the Registrant and David Johnson, dated June 26, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 2, 2024).

10.22†¥

Offer Letter, by and between the Registrant and Robert Brenner, M.D., dated January 3, 2024 (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-Q, filed with the SEC on May 9, 2024).

10.23†¥

Offer Letter, by and between the Registrant and William Turner, dated December 19, 2023 (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-Q, filed with the SEC on May 9, 2024).

10.24†¥*	Offer Letter, by and between the Registrant and Jason Carter, dated November 4, 2024.

19.1*	Vera Therapeutics, Inc. Insider Trading Policy.

23.1*	Consent of Independent Registered Public Accounting Firm.

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

32.1*#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Vera Therapeutics, Inc. Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 27, 2024).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

Vera Therapeutics, Inc.

Date: February 28, 2025	By:	/s/ Marshall Fordyce
Marshall Fordyce, M.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Marshall Fordyce	President, Chief Executive Officer and Director	February 28, 2025
Marshall Fordyce, M.D.	(Principal Executive Officer)

/s/ Sean Grant	Chief Financial Officer	February 28, 2025
Sean Grant	(Principal Financial Officer)

/s/ Joseph Young	Senior Vice President, Finance and Chief Accounting Officer	February 28, 2025
Joseph Young	(Principal Accounting Officer)

/s/ Michael Morrissey	Chairman of the Board	February 28, 2025
Michael Morrissey, Ph.D.

/s/ Andrew Cheng	Director	February 28, 2025
Andrew Cheng, M.D., Ph.D.

/s/ Patrick Enright	Director	February 28, 2025
Patrick Enright

/s/ Kimball Hall	Director	February 28, 2025
Kimball Hall

/s/ Maha Katabi	Director	February 28, 2025
Maha Katabi, Ph.D.

/s/ Scott Morrison	Director	February 28, 2025
Scott Morrison

/s/ Christy Oliger	Director	February 28, 2025
Christy Oliger

/s/ Beth Seidenberg	Director	February 28, 2025
Beth Seidenberg, M.D.

i