Form 10-Q
period 2025-03-31
Vera Therapeutics, Inc.
filed 2025-05-07
CIK 1831828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 1, 2025, the registrant had 63,774,158 shares of common stock, $0.001 par value per share, outstanding, consisting solely of Class A common stock, $0.001 par value per share.

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

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS

An investment in shares of our Class A common stock involves a high degree of risk. Below is a list of some of the material risks associated with our business. This summary does not address all of the risks that we face. Additional discussion of the risks listed in this summary, as well as other risks that we face, is set forth under Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q:

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
•
Unfavorable geopolitical and global economic conditions, including tariffs and trade tensions, could adversely affect our business, financial condition and results of operations.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERA THERAPEUTICS, INC.

Condensed Balance Sheets

(in thousands, except share amounts)

	March 31,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$55,090	$92,646
Marketable securities	534,744	548,206
Prepaid expenses and other assets, current	16,242	10,366
Total current assets	606,076	651,218
Property and equipment, net	1,062	960
Operating lease right-of-use assets	2,915	3,372
Prepaid expenses and other assets, noncurrent	114	131
Total assets	$610,167	$655,681
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,262	$7,665
Operating lease liabilities	1,191	1,483
Accrued expenses and other liabilities, current	11,441	16,223
Total current liabilities	21,894	25,371
Long-term debt	50,908	50,687
Operating lease liabilities, noncurrent	2,366	2,468
Total liabilities	75,168	78,526
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 authorized as of March 31, 2025 and December 31, 2024; no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Class A common stock, $0.001 par value; 500,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 63,774,158 and 63,559,858 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	64	64
Additional paid-in capital	1,047,225	1,037,948
Accumulated other comprehensive income	654	393
Accumulated deficit	(512,944)	(461,250)
Total stockholders’ equity	534,999	577,155
Total liabilities and stockholders’ equity	$610,167	$655,681

The accompanying notes are an integral part of these unaudited condensed financial statements.

VERA THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$41,278	$23,200
General and administrative	15,916	7,912
Total operating expenses	57,194	31,112
Loss from operations	(57,194)	(31,112)
Other income (expense):
Interest income	6,906	4,186
Interest expense	(1,792)	(1,906)
Other income, net	386	449
Total other income, net	5,500	2,729
Net loss	$(51,694)	$(28,383)
Other comprehensive income:
Change in unrealized gains and losses on marketable securities	261	(424)
Comprehensive loss	$(51,433)	$(28,807)
Net loss per share attributable to common stockholders, basic and diluted	$(0.81)	$(0.56)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	63,671,558	50,971,933

The accompanying notes are an integral part of these unaudited condensed financial statements.

VERA THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Class A Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2024	63,559,858	$64	$1,037,948	$393	$(461,250)	$577,155
Issuance of common stock pursuant to exercise of options	100,587	—	982	—	—	982
Issuance of common stock upon vesting of restricted stock units	90,283	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	23,430	—	551	—	—	551
Stock-based compensation	—	—	7,744	—	—	7,744
Unrealized gain on marketable securities	—	—	—	261	—	261
Net loss	—	—	—	—	(51,694)	(51,694)
Balances as of March 31, 2025	63,774,158	$64	$1,047,225	$654	$(512,944)	$534,999

	Class A Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2023	44,452,161	$44	$410,492	$251	$(309,102)	$101,685
Issuance of common stock from underwritten follow-on offering, net of offering costs	9,274,194	9	269,583	—	—	269,592
Issuance of common stock pursuant to exercise of options	708,897	1	6,612	—	—	6,613
Issuance of common stock upon vesting of restricted stock units	938	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	21,181	—	298	—	—	298
Proceeds from short swing settlement	—	—	37	—	—	37
Stock-based compensation	—	—	4,124	—	—	4,124
Unrealized loss on marketable securities	—	—	—	(424)	—	(424)
Net loss	—	—	—	—	(28,383)	(28,383)
Balances as of March 31, 2024	54,457,371	$54	$691,146	$(173)	$(337,485)	$353,542

The accompanying notes are an integral part of these unaudited condensed financial statements.

VERA THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(51,694)	$(28,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	85	11
Accretion of discount and amortization of premium on purchase of debt securities	(2,531)	(1,669)
Accretion of loan exit fee and amortization of loan costs	221	189
Reduction in the carrying amount of operating lease right-of-use assets	457	517
Stock-based compensation	7,744	4,124
Payment of VT-109 license fee	750	—
Changes in operating assets and liabilities:
Prepaid expense and other current assets	(5,876)	(392)
Other assets	17	9
Accounts payable	1,597	(5,909)
Accrued and other liabilities	(4,782)	(1,690)
Operating lease liabilities	(394)	(637)
Net cash used in operating activities	(54,406)	(33,830)
Cash flows from investing activities
Payment of VT-109 license fee	(750)	—
Purchase of property and equipment	(187)	—
Purchase of marketable securities	(89,992)	(254,967)
Proceeds from maturities of marketable securities	106,246	31,681
Proceeds from sale of marketable securities	—	4,000
Net cash provided by (used in) investing activities	15,317	(219,286)
Cash flows from financing activities
Proceeds from exercise of stock options and employee stock purchase plan	1,533	6,911
Proceeds from short swing settlement	—	37
Proceeds from issuance of common stock in follow-on offering	—	287,500
Payment of issuance costs and underwriting fees related to follow-on offerings	—	(17,908)
Net cash provided by financing activities	1,533	276,540
Net (decrease) increase in cash and cash equivalents	(37,556)	23,424
Cash and cash equivalents, beginning of period	92,646	45,681
Cash and cash equivalents, end of period	$55,090	$69,105
Supplemental disclosure of cash flow information
Cash paid for interest expense	$1,581	$1,520
Receivable on exercise of stock options	$—	$13

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

Liquidity

Since inception, the Company has devoted substantially all of its resources to its research and development efforts, pre-clinical studies and clinical trials, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. The Company has incurred recurring net operating losses and has not generated positive cash flows from operations since its inception and had an accumulated deficit of $512.9 million as of March 31, 2025. The Company had cash, cash equivalents and marketable securities of $589.8 million as of March 31, 2025. The Company has funded its operations primarily through the issuance of common stock, redeemable convertible preferred stock, debt financing and convertible notes. Management expects to continue to incur losses and negative cash flows from operations for at least the next several years.

Management believes that the Company’s cash, cash equivalents and marketable securities as of March 31, 2025 will be sufficient to fund its planned operations and capital expenditure requirements for at least 12 months subsequent to the issuance date of these financial statements. The Company intends to raise additional capital through public or private equity offerings, debt financing, or other capital sources, which may include strategic collaborations or other arrangements with third parties in order to achieve its long-term business objectives. If the Company fails to obtain necessary capital when needed on acceptable terms, or at all, it could force the Company to delay, limit, reduce or terminate its product development programs, commercialization efforts or other operations.

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

Unaudited Condensed Financial Statements

In the opinion of management, the unaudited condensed financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year or any other period. The information included in this Form 10-Q should be read in conjunction with the audited financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025.

Use of Estimates

The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Management estimates that affect the reported amounts of assets and liabilities include the accrual of research and development expenses, valuation of equity awards for stock-based compensation, determination of incremental borrowing rate for operating leases, the valuation allowance for deferred tax assets and fair value of marketable securities. The Company evaluates and adjusts its estimates and assumptions on an ongoing basis using historical experience and other factors. Actual results could differ from those estimates.

Concentrations of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company maintains bank deposits in federally insured financial institutions and these deposits may exceed federally insured limits. The Company is exposed to credit risk in the event of default by any of the financial institutions holding its cash, cash equivalents, and marketable securities to the extent recorded in the balance sheet. The Company has not experienced any losses to date related to these concentrations.

The Company’s future results of operations involve a number of other risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, uncertainty of results of clinical trials and reaching milestones, uncertainty of regulatory approval of the Company’s current and potential future product candidates, uncertainty of market acceptance of the Company’s product candidates, competition from substitute products and larger companies, securing and protecting proprietary technology, strategic relationships and dependence on key individuals or sole-source suppliers. The Company relies on single-source suppliers for some components of its supply chain. If any of the single source suppliers fails to satisfy the Company’s requirements on a timely basis, it could suffer delays in its clinical development programs and commercial preparation activities, which could adversely affect operating results.

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

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU is intended to enhance the transparency and decision usefulness of income tax disclosures in response to investor requests. The amendments in ASU 2023-09 address these requests primarily through changes to the effective tax rate reconciliation, disaggregation of income taxes paid, and certain additional income tax-related disclosures. A public entity should apply the amendments in ASU 2023-09 prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. The Company will adopt the standard as of and for the year ending December 31, 2025, and is currently evaluating the impact of the adoption on its financial statements and related disclosures. The Company does not anticipate any material impacts, as it does not have any foreign entities and has a minimal state income tax footprint.

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

3. OTHER FINANCIAL STATEMENT INFORMATION

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid drug manufacturing costs	$6,245	$21
Interest income receivable	3,586	3,773
Prepaid clinical trial costs	2,028	2,228
Prepaid commercial planning costs	1,629	933
Prepaid software costs	607	660
Prepaid insurance	335	709
Prepaid professional services fees	22	659
Other	1,790	1,383
Total prepaid expenses and other current assets	$16,242	$10,366

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued drug manufacturing expenses	$4,066	$3,059
Accrued clinical trial expenses	2,948	3,683
Accrued payroll	2,726	6,822
Accrued commercial expenses	306	689
Other accrued expenses and current liabilities	1,395	1,970
Total accrued expenses and other current liabilities	$11,441	$16,223

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

Unrealized gains and losses are reported as a component of other comprehensive income (loss). Fair value of the debt securities was $534.7 million and $552.8 million as of March 31, 2025 and December 31, 2024, respectively.

The following table presents the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2025
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities

Money market funds	Level 1	$52,460	$—	$—	$52,460	$52,460	$—
U.S. Government bonds	Level 2	281,498	458	(4)	281,952	—	281,952
U.S. Government agency securities	Level 2	14,998	5	—	15,003	—	15,003
Corporate debt securities	Level 2	237,594	228	(33)	237,789	—	237,789
Total cash equivalents and marketable securities		586,550	691	(37)	587,204	52,460	534,744
Cash		2,630	—	—	2,630	2,630	—
Total		$589,180	$691	$(37)	$589,834	$55,090	$534,744

	December 31, 2024
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities

Money market funds	Level 1	$85,135	$—	$—	$85,135	$85,135	$—
U.S. Government bonds	Level 2	322,960	389	(16)	323,333	—	323,333
U.S. Government agency securities	Level 2	999	1	—	1,000	—	1,000
Corporate debt securities	Level 2	228,446	182	(163)	228,465	4,592	223,873
Total cash equivalents and marketable securities		637,540	572	(179)	637,933	89,727	548,206
Cash		2,919	—	—	2,919	2,919	—
Total		$640,459	$572	$(179)	$640,852	$92,646	$548,206

Marketable debt securities that had been in unrealized loss positions as of March 31, 2025, and December 31, 2024 were in an unrealized loss position for less than 12 months. Unrealized losses from marketable debt securities are primarily attributable to changes in interest rates and not due to credit-related factors. Management does not believe any remaining unrealized losses represent impairments or credit-related losses based on evaluation of available evidence.

The following table classifies the estimated fair value of investments in available-for-sale marketable debt securities by effective contractual maturity dates (in thousands):

March 31, 2025
Due within one year	$397,818
Due after one year to two years	136,926
Total marketable securities	$534,744

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

Components of net lease cost are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$690	$644
Variable lease cost	7	12
Total operating lease cost	697	656
Less: sublease income	(499)	(482)
Net lease cost	$198	$174

Other supplemental information related to operating leases is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for operating lease liabilities	$634	$764

	March 31, 2025	December 31, 2024
Weighted-average discount rate for operating leases	11.6%	11.3%
Weighted-average remaining lease term	3.1 years	3.0 years

As of March 31, 2025, the maturities of operating lease liabilities are as follows (in thousands):

2025 (remaining)	$1,666
2026	830
2027	966
2028	995
2029	254
Total minimum lease payments	4,711
Less: Imputed interest	(1,154)
Present value of operating lease liabilities	3,557
Less: Current portion of operating lease liabilities	(1,191)
Non-current operating lease liabilities	$2,366

As of March 31, 2025, under the terms of the sublease agreement of the South San Francisco facility to a third party, the Company is entitled to receive sublease payments of $1.0 million until the end of the sublease term in September 2025, and the Company remains responsible for future lease payments of $1.3 million under the terms of the lease for this facility. As of March 31, 2025, the Company had not executed any leases that were yet to commence.

6. NOTES PAYABLE

Notes payable consist of the following (in thousands):

		March 31, 2025		December 31, 2024
	Maturity	Effective Interest Rate	Amount	Effective Interest Rate	Amount
Collateralized note 2021-12	2027	13.76%	$5,000	13.96%	$5,000
Collateralized note 2022-11	2027	13.90%	20,000	14.09%	20,000
Collateralized note 2023-12	2027	14.40%	25,000	14.59%	25,000
Total borrowings			50,000		50,000
Accrued exit fee net of unamortized issuance costs			908		687
Net carrying amount of debt			$50,908		$50,687

In December 2021, the Company entered into a non-revolving loan and security agreement (the Loan Agreement) with Oxford Finance LLC. The Loan Agreement has a borrowing capacity of up to $50.0 million, of which $5.0 million was funded in December 2021, with the remaining credit facility available for draw until December 2022, with maturity of the outstanding balance in December 2026. In November 2022, the Company entered into an amendment of the Loan Agreement. Among other changes, the amendment extended the scheduled expiration of the Loan Agreement from December 2022 to December 2023 and modified the reference rate from the London Interbank Offered Rate (LIBOR) to the Secured Overnight Financing Rate (SOFR). In conjunction with the amendment, the Company borrowed an additional $20.0 million under the Loan Agreement. In December 2023, the Company borrowed the remaining $25.0 million under the Loan Agreement. As of March 31, 2025, the Company’s outstanding borrowing under the Loan Agreement was $50.0 million.

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

Principal installments due on the notes are as follows (in thousands):

2025 (remaining)	$—
2026	—
2027	50,000
Total long-term debt	$50,000

7. COMMON STOCK

As of March 31, 2025, the Company’s amended and restated certificate of incorporation authorized the Company to issue 500,000,000 shares of Class A common stock and 14,600,000 shares of Class B common stock, each with a par value of $0.001 per share. Each share of Class A common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Class B common stock is non-voting. There were no shares of Class B common stock outstanding as of March 31, 2025 and December 31, 2024. Common stockholders are entitled to receive dividends, as may be declared by the board of directors. Through March 31, 2025, no cash dividends have been declared or paid.

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

2021 Equity Incentive Plan and 2017 Equity Incentive Plan

The 2021 Equity Incentive Plan (2021 EIP) and the 2017 Equity Incentive Plan (2017 EIP) became effective in May 2021 and February 2017, respectively. The Company may not grant any additional awards under the 2017 EIP. The 2017 EIP will continue to govern outstanding equity awards granted thereunder. Awards granted under the 2021 EIP and 2017 EIP expire no later than 10 years from the date of grant.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (ESPP) became effective in May 2021. As of March 31, 2025, 112,182 shares have been issued pursuant to the ESPP. The ESPP generally provides for six-month consecutive offering periods beginning on September 14, 2021. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation.

The table below summarizes the Company's equity plans as of March 31, 2025:

Plan	Maximum Number of Shares Authorized	Shares Available for Future Issuance
2024 Inducement Plan	2,840,000	1,346,075
2021 Equity Incentive Plan	10,051,396	2,537,315
2017 Equity Incentive Plan	2,275,305	—
2021 Employee Stock Purchase Plan	1,588,946	1,476,764

Option Activity

Stock option activity under the 2017 EIP, 2021 EIP, and 2024 Inducement Plan for the period ended March 31, 2025 is summarized as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000s)
Outstanding as of December 31, 2024	6,611,797	$16.44	8.11	$172,630
Granted	1,126,410	$30.57
Exercised	(100,587)	$9.76
Cancelled and forfeited	(34,500)	$41.90
Outstanding as of March 31, 2025	7,603,120	$18.50	8.15	$66,889
Options exercisable as of March 31, 2025	3,096,971	$10.59	7.06	$42,074
Vested and expected to vest as of March 31, 2025	7,603,120	$18.50	8.15	$66,889

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2025 and 2024 was $2.8 million and $20.5 million, respectively. The weighted-average grant date fair value of options granted during the three months ended March 31, 2025 and 2024, was $24.97 per share and $11.85 per share, respectively.

Award Activity

The Company grants restricted stock units (RSU) pursuant to the 2021 EIP and satisfies such grants through the issuance of the Company’s Class A common stock. The following table shows RSU activity for the period ended March 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested balance as of December 31, 2024	696,888	$29.63
Granted	563,295	30.57
Vested	(87,296)	16.79
Cancelled and forfeited	(17,250)	41.90
Unvested balance as of March 31, 2025	1,155,637	$30.87

Stock-Based Compensation Expense

The following tables summarize the stock-based compensation expense for stock options and restricted stock units granted to employees and non-employees and for ESPP stock-based compensation that was recorded in the Company’s condensed statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$3,425	$1,728
General and administrative	4,319	2,396
Total stock-based compensation expense	$7,744	$4,124

	Three Months Ended March 31,
	2025	2024
Employees	$6,989	$3,871
Non-employees	755	253
Total stock-based compensation expense	$7,744	$4,124

As of March 31, 2025, the Company had $67.3 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.8 years. For the three months ended March 31, 2025 and 2024, the Company recognized $6.0 million and $3.5 million of stock-based compensation expense for stock options, respectively.

As of March 31, 2025, the Company had $33.4 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 3.6 years. For the three months ended March 31, 2025 and 2024, the Company recognized $1.6 million and $0.6 million of stock-based compensation expense for restricted stock units, respectively.

Stock-based compensation expense related to the ESPP for the three months ended March 31, 2025 and 2024 was $0.1 million and $0.1 million, respectively.

The fair value of stock options granted during the three months ended March 31, 2025 and 2024 was estimated using the Black-Scholes option pricing model based on the following assumptions:

Three Months Ended March 31,
	2025	2024
Expected term (in years)	6.0 – 6.1	6.0 – 6.1
Expected volatility	81.8% – 82.2%	67.7% – 67.8%
Risk-free rate	4.1% – 4.5%	3.8% – 4.0%
Dividend yield	—	—

9. LICENSES

Stanford University

In January 2025, the Company entered into a license agreement (the Stanford Agreement) with Stanford University. Pursuant to the terms of the Stanford Agreement, the Company acquired worldwide development and commercial rights to a fusion protein in preclinical development referred to as VT-109, with therapeutic potential in B cell mediated diseases, in exchange for a license issue fee of $750,000, and potential future license fees, milestone payments and royalties if the compound advances to certain clinical development and commercial milestones.

10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company believes that there are no actions pending which would have a material adverse effect on its results of operations, financial condition, or cash flows.

Indemnification

As of March 31, 2025, the Company did not have any material indemnification claims that were probable and consequently no related liabilities have been recorded.

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

11. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following outstanding potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended March 31,
	2025	2024
Class A common stock options issued and outstanding	7,603,120	6,475,771
Unvested restricted stock units	1,155,637	472,325
Unvested ESPP shares	14,561	—
Total	8,773,318	6,948,096

12. SEGMENT REPORTING

The Company has one reportable segment: Therapeutics. This segment is dedicated to developing and commercializing transformative treatments for patients with serious immunological diseases. The Company’s lead product candidate, atacicept, a fully humanized TACI-Fc fusion protein that binds both B-cell activating factor (BAFF) and A proliferation-inducing ligand (APRIL) and is self-administered subcutaneously, is being evaluated for the treatment of immunoglobulin A nephropathy (IgAN). The Company also holds worldwide, exclusive development and commercial rights to MAU868, a monoclonal antibody to treat reactivated BK virus (BKV) infections for which the Company completed a Phase 2 clinical trial in 2022, and worldwide, exclusive development and commercial rights to VT-109, a dual BAFF/APRIL inhibitor that is in preclinical development.

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

The accounting policies used in the segment reporting are the same as those disclosed in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The Company’s Chief Operating Decision Maker (CODM) is the Chief Executive Officer. The CODM assesses performance for the single reportable segment and decides how to allocate resources based on net loss and total operating expenses. As the Company has not generated any revenue, total operating expenses is equivalent to loss from operations on the statements of operations and comprehensive loss. The measure of segment assets is reported on the balance sheet as total assets.

The CODM uses net loss as the reportable segment’s primary measure of profit or loss to evaluate the segment’s financial position and to determine the need for additional financing or equity offerings. The CODM also uses total operating expenses as a measure to evaluate controllable spend from total current assets, in deciding how to allocate resources within the Therapeutics segment.

The Company's reportable segment total operating expenses, including significant segment expenses, and net loss for the three months ended March 31, 2025 and 2024, consisted of the following (in thousands):

	Therapeutics
	Three Months Ended March 31,
	2025	2024
Operating expenses:
Payroll and related	$20,756	$10,002
Direct research and development - clinical trials	11,994	6,780
Direct research and development - contract manufacturing	9,542	7,748
Depreciation and amortization	85	11
Other segment items*	14,817	6,571
Total operating expenses	57,194	31,112
Loss from operations	(57,194)	(31,112)
Other income (expense):
Interest income	6,906	4,186
Interest expense	(1,792)	(1,906)
Other segment items**	386	449
Segment and consolidated net loss	$(51,694)	$(28,383)

Other Significant Items:
Expenditures for additions to long-lived assets	$(187)	$—

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 28, 2025 (the Annual Report).

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

Overview

We are a late clinical-stage biotechnology company focused on developing and commercializing transformative treatments for patients with serious immunological diseases. Our lead product candidate, atacicept, a fully humanized TACI-Fc fusion protein that binds both B-cell activating factor (BAFF) and A proliferation-inducing ligand (APRIL) and is self-administered subcutaneously, is currently being evaluated for the treatment of immunoglobulin A nephropathy (IgAN). We completed full enrollment of ORIGIN 3, the pivotal Phase 3 trial of atacicept 150 mg in IgAN, in April 2025, and in September 2024 completed enrollment of the initial cohort of 200 participants that will provide data for the 36-week urine protein creatinine ratio (UPCR) primary efficacy endpoint. We expect to announce primary endpoint results in the second quarter of 2025, supporting our planned submission for regulatory approval later in 2025. The Phase 2b ORIGIN clinical trial evaluated the safety and efficacy of atacicept in 116 participants with IgAN and reported positive results at 24 weeks in January 2023, 36 weeks in June 2023, and 96 weeks in October 2024. The trial remained blinded through 36 weeks, after which all participants were eligible for the open label extension portion of the study and received atacicept 150 mg through 96 weeks. At 24 and 36 weeks, atacicept met its primary and key secondary endpoints, respectively, with statistically significant reductions in UPCR, and stable estimated glomerular filtration rate (eGFR) was observed with clinically meaningful and statistically significant difference for participants on atacicept versus placebo. Participants treated with atacicept demonstrated reductions in galactose-deficient IgA1 (Gd-IgA1), the autoantigen produced by B cells in patients with IgAN, and a reduction in hematuria. The improvements in Gd-IgA1, hematuria, UPCR and eGFR represent the quartet of findings consistent with IgAN disease modification. The 96-week open-label extension results showed consistent and sustained reductions in Gd-IgA1, hematuria, and UPCR, with continued eGFR stabilization at a rate similar to the general population without kidney disease. Additionally, atacicept’s safety profile was comparable to placebo. We have also committed to providing long-term access to atacicept for all ORIGIN participants by initiating ORIGIN EXTEND, a long-term Phase 2 extension study that offers open-label atacicept to participants who completed ORIGIN Phase 2b or 3 until commercial availability in their country or region. We believe that atacicept has pipeline in a molecule potential, with potential application in multiple diseases. Based on data from the Phase 2b ORIGIN trial, the U.S. FDA granted Breakthrough Therapy Designation to atacicept for the treatment of IgAN. We will be evaluating atacicept in non-IgAN autoimmune kidney diseases, including primary membranous nephropathy (pMN), focal segmental glomerulosclerosis (FSGS) and minimal change disease (MCD), in the Phase 2 PIONEER clinical trial that will initiate in 2025, in patients with anti-PLA2R antibodies or other auto-antibodies. Potential other future indications include several rheumatologic diseases such as systemic lupus erythematosus and Sjogren’s disease, and hematologic diseases, including idiopathic thrombocytopenic purpura and autoimmune hemolytic anemia. We also hold worldwide, exclusive development and commercial rights to MAU868, a potentially first-in-class monoclonal antibody to treat reactivated BK virus (BKV) infections for which we completed a Phase 2 clinical trial in 2022, and in January 2025, we acquired worldwide, exclusive development and commercial rights to VT-109, a novel, next-generation dual BAFF/APRIL inhibitor that is in preclinical development. We believe that our current pipeline programs leverage the deep expertise of our team and have strong potential commercial synergies. We hold global developmental and commercial rights to all of our pipeline molecules.

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

To date, we have funded our operations primarily through proceeds from the sale of shares of our common stock, redeemable convertible preferred stock, debt financing and convertible promissory notes. As of March 31, 2025, we had $589.8 million in cash, cash equivalents and marketable securities, compared to $640.9 million as of December 31, 2024.

We have incurred significant operating losses since the commencement of our operations. Our net losses were $51.7 million and $28.4 million for the three months ended March 31, 2025 and 2024, respectively, and we expect to incur significant and increasing losses for the foreseeable future as we continue to advance our product candidates toward commercialization. Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our research and development activities. As of March 31, 2025, we had an accumulated deficit of $512.9 million, compared to $461.3 million as of December 31, 2024. Our primary use of cash is to fund operating expenses, which consist of research and development and general and administrative expenditures. Cash used to fund operating expenses depends on the timing of when we pay these expenses, as reflected in the changes in our working capital balances.

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

Geopolitical and Macroeconomic Developments

Due to geopolitical and macroeconomic events, including tariffs and trade tensions, supply chain challenges, ongoing military conflicts, related sanctions, changes in U.S.-China relations, elevated inflation rates and the responses by central banking authorities to control such inflation, and bank failures, the U.S. and global financial markets experienced volatility, which has led to disruptions to trade, commerce, pricing stability, credit availability and supply chain continuity globally. As a result of these factors and other geopolitical and macroeconomic developments described in this Quarterly Report, our business and results of operations may be adversely affected.

Although we did not see a significant financial impact to our business operations as a result of recent geopolitical and macroeconomic developments during the three months ended March 31, 2025, there may be potential impacts to our business in the future that are highly uncertain and difficult to predict such as disruptions or restrictions in our supply chain, disruption or restrictions on our employees’ ability to travel, disruptions to or delays in ongoing non-clinical trials, clinical trials, third-party manufacturing supply and other operations, interruptions or delays in the operations of the FDA or other regulatory authorities, and continued elevated inflation and interest rates which may increase the cost of conducting business activities or cause changes in availability and cost of credit and impact our ability to raise capital and conduct business development activities. The ultimate impact of these geopolitical and macroeconomic developments, as well as any lasting effects on our business, is highly uncertain and subject to continued change, and we recognize that macroeconomic and geopolitical factors may continue to present unique challenges for us.

We believe that our existing cash, cash equivalents and marketable securities held as of March 31, 2025, will be sufficient to fund our planned operations and capital expenditure requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. However, should adverse geopolitical or macroeconomic events, such as those discussed above, any recession or depression associated with those events or other events described herein, continue for a prolonged period, our results of operations, financial condition, liquidity and cash flows could be materially impacted as a result of a lower likelihood of effectively and efficiently developing and successfully commercializing our product candidates.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2024	AMOUNT	%
Operating expenses:
Research and development	$41,278	$23,200	$18,078	78%
General and administrative	15,916	7,912	8,004	101%
Total operating expenses	57,194	31,112	26,082	84%
Loss from operations	(57,194)	(31,112)	(26,082)	84%
Other income (expense):
Interest income	6,906	4,186	2,720	65%
Interest expense	(1,792)	(1,906)	114	(6)%
Other income, net	386	449	(63)	(14)%
Total other income	5,500	2,729	2,771	102%
Net loss	$(51,694)	$(28,383)	$(23,311)	82%

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

The following table summarizes our research and development expenses incurred during the respective periods:

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2024	AMOUNT	%
Direct research and development expenses
Contract drug manufacturing	$9,542	$7,748	$1,794	23%
Clinical trial expenses	11,994	6,780	5,214	77%
Consulting and professional services	6,159	2,195	3,964	181%
Indirect research and development expenses
Compensation and related benefits	12,371	5,967	6,404	107%
Facilities and other	1,212	510	702	138%
Research and development expenses	$41,278	$23,200	$18,078	78%

Research and development expenses increased by $18.1 million, or 78%, to $41.3 million in the three months ended March 31, 2025, from $23.2 million in the three months ended March 31, 2024, primarily due to an increase of $1.8 million in contract drug manufacturing costs for clinical and potential commercial use as we scaled up manufacturing activities for process performance qualification runs, an increase of $5.2 million in clinical trial expenses due to greater numbers of active sites and participants enrolling in ORIGIN 3 and preparations to initiate the PIONEER trial, an increase of $4.0 million in consulting and professional services, including a $2.9 million increase in medical affairs and commercial planning expenses as we prepare for potential regulatory approval and commercialization of atacicept, an increase of $6.4 million for compensation and related benefit expenses, including a $1.7 million increase in stock-based compensation expense, due to growth in research and development headcount, and an increase of $0.7 million in facilities and other, including a $0.5 million increase in primarily conference-related travel expenses to support R&D activities.

We expect our research and development expenses to increase in future periods as we prepare applications for regulatory approval of atacicept in IgAN, conduct additional clinical trials of atacicept, including the ORIGIN EXTEND trial and the PIONEER trial we plan to initiate in 2025, and if we expand development of atacicept in other indications or product configurations, or other product candidates.

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

The following table summarizes our general and administrative expenses incurred during the respective periods:

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2024	AMOUNT	%
Employee compensation and related benefits	$8,385	$4,035	$4,350	108%
Rent and facilities	779	618	161	26%
Legal and accounting services	1,785	1,611	174	11%
Consultants, including non-employee director compensation	1,512	401	1,111	277%
Commercial planning and medical affairs	1,336	26	1,310	5038%
Other	2,119	1,221	898	74%
General and administrative expenses	$15,916	$7,912	$8,004	101%

General and administrative expenses increased by $8.0 million, or 101%, to $15.9 million in the three months ended March 31, 2025, from $7.9 million in the three months ended March 31, 2024, primarily due to an increase of $4.4 million in payroll and related expenses, including stock-based compensation, as a result of increased general and administrative employee headcount, an increase of $1.1 million in consulting expenses primarily related to increases in non-employee director stock-based compensation, and an increase of $1.3 million in commercial expenses related to increased market research and market access activities.

Other Income and Expenses, Net

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2024	AMOUNT	%
Other income and expenses, net	$5,500	$2,729	$2,771	102%

Other income and expenses, net, increased by $2.8 million, or 102%, to $5.5 million in the three months ended March 31, 2025, from $2.7 million in the three months ended March 31, 2024, primarily due to an increase of $2.7 million in interest income from greater balances of marketable securities held.

Liquidity and Capital Resources

To date, we have funded our operations primarily through proceeds from the sale of shares of our common stock, redeemable convertible preferred stock, debt financing and convertible notes. From our inception through March 31, 2025, we have raised aggregate net cash proceeds of approximately $1.0 billion from the issuance and sale of redeemable convertible preferred stock, convertible notes and common stock, and proceeds from our Loan Agreement with Oxford Finance LLC (Oxford). Since the date of our incorporation, we have not generated any revenue from product sales and have incurred substantial operating losses and negative cash flows from operations.

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

As of March 31, 2025, we had cash, cash equivalents and marketable securities of $589.8 million, as compared to $640.9 million as of December 31, 2024. We believe, based on our current operating plan, that our cash, cash equivalents and marketable securities as of March 31, 2025 will be sufficient to fund our planned operations and capital expenditure requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Net cash used in operating activities	$(54,406)	$(33,830)
Net cash provided by (used in) investing activities	15,317	(219,286)
Net cash provided by financing activities	1,533	276,540
Net (decrease) increase in cash and cash equivalents	$(37,556)	$23,424

Operating Activities

In the three months ended March 31, 2025, we used $54.4 million of cash in operating activities, attributable to a net loss of $51.7 million, offset by adjustments for non-cash charges of $6.0 million, $0.8 million in license fees attributable to investing activities, and a decrease in our net operating assets and liabilities of $9.4 million. Non-cash charges primarily consisted of $7.7 million of stock-based compensation, non-cash interest income of $2.5 million related to amortization of discount on purchases of marketable securities, and a $0.5 million reduction in the carrying amount of operating lease right-of-use assets. The change in our net operating assets and liabilities was primarily due to a decrease of $4.8 million in accrued and other current liabilities, an increase of $1.6 million in accounts payable, an increase of $5.9 million in prepaid expense and other current assets, and a decrease of $0.4 million in operating lease liabilities.

In the three months ended March 31, 2024, we used $33.8 million of cash in operating activities, attributable to a net loss of $28.4 million and a net change in our net operating assets and liabilities of $8.6 million, partially offset by non-cash charges of $3.2 million. Non-cash charges primarily consisted of $4.1 million of stock-based compensation expense, $1.5 million of depreciation, amortization, and accretion, and a $0.5 million reduction in the carrying amount of operating lease right-of-use assets. The change in our net operating assets and liabilities was primarily due to a $0.6 million decrease in operating lease liabilities, a decrease of $1.7 million in accrued and other current liabilities, a decrease of $5.9 million in accounts payable, and an increase of $0.4 million in prepaid expense and other current assets.

The increase in cash used in operating activities from the three months ended March 31, 2024 to the three months ended March 31, 2025 was primarily attributable to increased research and development and general and administrative expenses.

Investing Activities

In the three months ended March 31, 2025, our investing activities provided $15.3 million of cash, primarily resulting from $90.0 million for purchases of marketable securities, offset by $106.2 million provided by maturities of marketable securities.

In the three months ended March 31, 2024, our investing activities used $219.3 million of cash, primarily resulting from $255.0 million for purchases of marketable securities, partially offset by $35.7 million provided by sales and maturities of marketable securities.

Financing Activities

In the three months ended March 31, 2025, our financing activities provided $1.5 million of cash, resulting from proceeds from exercise of stock options and issuance of shares under our employee stock purchase plan.

In the three months ended March 31, 2024, our financing activities provided $276.5 million of cash, resulting from $287.5 million of gross proceeds from our February 2024 follow-on offering, $6.9 million of proceeds from exercise of stock options and issuance of shares under our employee stock purchase plan, partially offset by payment of $17.9 million in offering costs related to the February 2024 follow-on offering, including underwriting fees.

Material Cash Requirements

During the three months ended March 31, 2025, there were no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

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

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at the date of the financial statements, as well as expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in the Annual Report and the notes to our unaudited condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2025, there were no material changes to our critical accounting policies and estimates from those discussed in the Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of December 31, 2024 and 2023, we had cash, cash equivalents, and marketable securities of $640.9 million and $160.7 million, respectively, and as of March 31, 2025, we had cash, cash equivalents, and marketable securities of $589.8 million, consisting primarily of money market funds, U.S. government bonds, and corporate debt securities.

Our primary exposure to market risk is interest rate sensitivity in our fixed income portfolio, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investment portfolio, an immediate 100 basis point change in interest rates as of December 31, 2024 and March 31, 2025 would not have a material effect on the fair market value of our cash, cash equivalents, and marketable securities. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

We are also exposed to interest rate risk in connection to our borrowings under our Loan Agreement with Oxford Finance LLC. As of March 31, 2025, we had $50.0 million of outstanding borrowings under the Loan Agreement. Pursuant to the Loan Agreement, outstanding indebtedness under the term loan bears interest at a rate equal to the Secured Overnight Financing Rate (SOFR) plus 8.25%, subject to a per annum floor rate of 8.25%. We currently do not engage in any interest rate hedging activity, and we have no intention to do so in the foreseeable future. Based on the current interest rate of the term loan and the scheduled payments thereunder, we do not believe a 1.0% increase in the SOFR would have a material impact on our financial condition or results of operations. For more information regarding the Loan Agreement, see Note 6, Notes Payable, to our unaudited condensed financial statements.

Financial institution risk

Substantially all of our cash is held with a single financial institution. Due to its size, this financial institution represents a minimal credit risk. Cash amounts held at financial institutions are insured by the Federal Deposit Insurance Corporation up to $250,000 per depositor, per financial institution.

Foreign currency exchange risk

We are also exposed to market risk related to changes in foreign currency exchange rates, including recent changes resulting from monetary policies set by the U.S. and international central banks, inflationary pressures, and geopolitical developments, or instability or volatility in the global markets. From time to time, we contract with vendors that are located in Asia and Europe and whose balances due are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of March 31, 2025 and December 31, 2024, we held limited funds and future obligations denominated in foreign currencies. As such, a 10.0% increase or decrease in current exchange rates would not have a material effect on our financial results.

Effects of inflation

Inflation generally affects us by increasing our cost of labor, pricing of contracts for clinical trial and manufacturing costs, and indirectly, interest rates. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the periods presented.

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

Based upon such evaluation, our CEO and CFO concluded that, as of March 31, 2025, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We identified no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Developing treatments for immunological and inflammatory diseases, including conducting nonclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses will increase in connection with our ongoing activities, particularly as we continue to conduct clinical trials of, and seek marketing approval for, our product candidates. We anticipate incurring significant costs associated with the development of our product candidates. Our expenses could increase beyond expectations if we are required by the FDA, or any comparable foreign regulatory authority to perform clinical trials or nonclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. In addition, if we obtain marketing approval for atacicept, or other product candidates, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop. We also will continue to incur costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations.

As of March 31, 2025, we had $589.8 million in cash, cash equivalents and marketable securities. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations and capital expenditure requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. Our estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic nature of our business and the macroeconomic and geopolitical environment generally. We anticipate that our expenses will increase substantially if, and as, we:

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

We have incurred net losses in each reporting period since the commencement of our operations and have not generated any revenue from product sales to date. We had net losses of $51.7 million and $28.4 million for the three months ended March 31, 2025 and 2024, respectively. We had an accumulated deficit of $512.9 million as of March 31, 2025. Our losses have resulted principally from expenses incurred in research and development and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. Our product candidates are in clinical and pre-clinical development. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing our product candidates in one or more indications, we expect that we will continue to incur substantial research and development and other expenses as we continue the clinical development programs for our product candidates in other indications.

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

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with our collaboration partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, atacicept, MAU868, VT-109, and any future product candidates we may develop. We do not anticipate generating revenue from product sales in 2025. Our ability to generate revenue from product sales depends heavily on our and our current and potential future collaborators’ success in:

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

In December 2021, the Company entered into a non-revolving loan and security agreement (the Loan Agreement) with borrowing capacity up to $50.0 million. As of March 31, 2025, the Company’s outstanding debt balance was $50.0 million. Our overall leverage and certain obligations and affirmative and negative covenants contained in the related documentation could adversely affect our financial health and business and future operations by limiting our ability to, among other things, satisfy our obligations under the Loan Agreement, refinance our debt on terms acceptable to us or at all, plan for and adjust to changing business, industry and market conditions, use our available cash flow to fund future acquisitions and make dividend payments, and obtain additional financing for working capital, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity.

If we default under the Loan Agreement, Oxford Finance LLC (Oxford) may accelerate all of our repayment obligations and exercise all of their rights and remedies under the Loan Agreement and applicable law, potentially requiring us to renegotiate our agreement on terms less favorable to us. Further, if we are liquidated, the lenders’ right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. Oxford could declare a default upon the occurrence of customary events of default, including events that they interpret as a material adverse change as delineated in the Loan Agreement, payment defaults or breaches of certain affirmative or negative covenants, thereby requiring us to repay the loan immediately. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. Additionally, if we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

Identifying and qualifying patients to participate in our clinical trials is critical to our success. We may encounter delays in enrolling, or be unable to enroll, a sufficient number of participants to complete any of our clinical trials, and even once enrolled we may be unable to retain a sufficient number of participants to complete any of our trials. In particular, as a result of the inherent difficulties in diagnosing IgAN, the availability of competitive products such as TARPEYO, FILSPARI, FABHALTA, and VANRAFIA, and the significant competition for recruiting the limited number of patients who have the diseases for which our product candidates are being developed, there may be delays in enrolling the participants we need to complete clinical trials on a timely basis, or at all. Although we have engaged certain third-party investigators to assist with participant enrollment, there can be no assurance that we will be able to maintain our relationships with such third parties or that such third parties will be successful in helping us identify patients.

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

In addition, if any significant adverse events or other side effects are observed in any of our future clinical trials or other sponsor development programs of similar mechanism of action that may result in a drug class effect, it may make it more difficult for us to recruit patients to our clinical trials and participants may drop out of our trials, or we may be required to abandon the trials or our development efforts of one or more product candidates altogether. Our inability to enroll or retain a sufficient number of participants for our clinical trials would result in significant delays, which would increase our costs and have an adverse effect on our company.

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

We may also evaluate atacicept, MAU868, VT-109, or any other future product candidates in combination with one or more other therapies that have not yet been approved for marketing by the FDA or similar regulatory authorities outside of the United States. We will not be able to market and sell atacicept, MAU868, VT-109, or any product candidate we develop in combination with any such unapproved therapies that do not ultimately obtain marketing approval. If the FDA or similar regulatory authorities outside of the United States do not approve these other drugs or revoke their approval of, or if safety, efficacy, manufacturing, or supply issues arise with, the drugs we choose to evaluate in combination with atacicept, MAU868, VT-109, or any other product candidate we develop, we may be unable to obtain approval of or market atacicept, MAU868, VT-109, or any other product candidate we develop.

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

The biotechnology industry is intensely competitive and subject to rapid and significant technological change. Our competitors include multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. The current standard-of-care for IgAN consists of treatment with off-label use of RAAS inhibitors, including ACE inhibitors and ARBs, to control blood pressure, or steroids with or without other immunosuppressive agents to non-specifically reduce inflammation. SGLT2 inhibitors, including AstraZeneca’s Farxiga, which is approved for chronic kidney disease, is becoming the standard-of-care in some geographies including the United States. Among emerging therapies, we consider our most direct competitors with respect to atacicept in IgAN to be approved products: the reformulated steroid from Calliditas Therapeutics AB, endothelin and angiotensin II receptor antagonist from Travere Therapeutics, Inc., and both the complement inhibitor and selective ETA receptor agonist from Novartis; programs in Phase 3 clinical development: Otsuka Pharmaceutical Co, Ltd., Alnylam Pharmaceuticals Inc., Roche/Ionis and Vertex; and the following companies with programs in Phase 2 of clinical development: AstraZeneca, Biogen Inc., Eladon Pharmaceuticals and DiaMedica Therapeutics, Inc.

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
•
the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval; and
•
disruptions at the FDA and other government and regulatory agencies caused by funding shortages, furloughs or other reasons could result in delays in reviewing regulatory submissions or extensions of time necessary for new drugs to be reviewed and/or approved.

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
•
the timing of market introduction of the product candidate as well as competitive products, such as TARPEYO, FILSPARI, FABHALTA, and VANRAFIA;
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

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as atacicept, MAU868, VT-109, or any future product candidates we may develop. In many countries, particularly the countries of the EU, medical product prices are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after a product receives marketing approval. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical study that compares the cost-effectiveness of atacicept, MAU868, VT-109 or any future product candidates we may develop to other available therapies. The Health Technology Assessment (HTA) of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States. In December 2021, Regulation No. 2021/2282 on HTA, amending Directive 2011/24/EU, was adopted in the EU. This Regulation, which entered into force in January 2022 began to apply on January 12, 2025 through a phased implementation. It is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The Regulation will permit EU Member States to use common HTA tools, methodologies, and procedures across the EU to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected. In general, product prices under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for atacicept, MAU868, VT-109, or any future product candidates we may develop. Accordingly, in markets outside the United States, the reimbursement for any product that we commercialize may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

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

Additional health reform measures may continue and affect our business in unknown ways, including proposed policies to reduce regulations and expenditures across government agencies, which could create additional uncertainty for our business. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (Loper Bright), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

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

We also publish privacy policies, marketing materials, and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. Regulators are increasingly scrutinizing these statements, and if these policies, materials, or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

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

Risks related to employee matters, managing our growth and other risks related to our business

Unfavorable geopolitical and global economic conditions, including tariffs and trade tensions, could adversely affect our business, financial condition and results of operations.

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

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and growth prospects.

The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which is adversely impacting, and may continue to adversely impact, our business.

Current or future tariffs may result in increased research and development expenses, including with respect to increased costs associated with active pharmaceutical ingredients, raw materials, laboratory equipment and research materials and components. In addition, such tariffs may increase our supply chain complexity and could also potentially disrupt our existing supply chain. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, as we advance toward commercialization, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities, negatively impacting our growth prospects.

Trade disputes, tariffs, restrictions and other political tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, results of operations and financial condition. In addition, trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Form 10-Q.

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

As of March 31, 2025, we had 152 full-time employees, including 100 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we continue to operate as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We have incurred losses during our history, we expect to continue to incur significant losses for the foreseeable future, and we may never achieve profitability. As of December 31, 2024, we had federal and state net operating loss (NOL) carryforwards of $175.4 million and $37.5 million, respectively, that will begin expiring in the year 2032 and 2036, respectively, if not utilized. We also have $165.2 million of federal NOL carryforwards as of December 31, 2024, that do not expire. Our NOL carryforwards are subject to review and possible adjustment by the U.S. and state tax authorities. NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law. NOLs arising in tax years beginning after December 31, 2017, and before January 1, 2021 may be carried back to each of the five tax years preceding the tax year of such loss, and NOLs arising in tax years beginning after December 31, 2020 may not be carried back. Federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of current year taxable income. At the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California recently enacted legislation that, with certain exceptions, suspends the ability to use California net operating losses to offset California income and limits the ability to use California business tax credits to offset California taxes, for taxable years beginning after 2023 and before 2027. It is generally uncertain if and to what extent various states will conform to federal tax laws.

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

We have relied upon and plan to continue to rely upon third parties, including independent clinical investigators and third-party CROs, to conduct certain aspects of our nonclinical studies and clinical trials and to monitor and manage data for our ongoing nonclinical and clinical programs. We rely on these parties for execution of our nonclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors and CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for atacicept and MAU868 in clinical development. VT-109 is in the pre-clinical development stage, and we expect to use third parties for most aspects of its preclinical and clinical development and we expect that risks discussed in this section related to dependence on third parties will also generally apply to VT-109. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Failure to comply and maintain adequate documentation with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be adversely affected if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

The trading price of our common stock has been, and is likely to be, highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. For example, the closing price of our common stock from January 1, 2024 to May 1, 2025, has ranged from a low of $14.91 to a high of $49.75. The stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on internal control over financial reporting on an annual basis. Our independent registered public accounting firm is required to attest to our management report on internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002. The process of compiling the system, process, and controls documentation necessary to perform the evaluation required under Section 404 is costly and challenging. We have incurred additional professional fees and other expenses and expended significant management efforts to comply with Section 404. In particular, these expenses and efforts increased in connection with the requirement to furnish an attestation report on internal control over financial reporting by our independent registered public accounting firm in our Annual Report on Form 10-K for the year ended December 31, 2024. We expect that these increased levels of expenses and efforts associated with Sarbanes-Oxley compliance will continue.

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

As of March 31, 2025, there were 63,774,158 shares of common stock outstanding and held of record by 17 stockholders. The number of record holders of our common stock does not include DTC participants or beneficial owners holding shares through nominee names.

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

We no longer qualify as an “emerging growth company” or a “smaller reporting company” and, as a result, we are no longer able to avail ourselves of certain reduced disclosure requirements applicable to emerging growth companies and/or smaller reporting companies.

Based on our public float as of June 28, 2024, the last business day of our second fiscal quarter, we became a “large accelerated filer” and no longer qualify as an “emerging growth company” or as a “smaller reporting company”.

The loss of our status as an emerging growth company and smaller reporting company and compliance with additional disclosure requirements applicable to non-emerging growth companies and non-smaller reporting companies that were not applicable to us in the past have increased and will continue to increase our legal and financial compliance costs. In addition, any failure to comply with these additional requirements in a timely manner, or at all, could have an adverse effect on our business and results of operations and could cause a decline in the price of our common stock.

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

Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators and investors, of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. Security incidents, or perceived security incidents, may result in material adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing information (including personal data); substantial remediation costs; litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the quarter ended March 31, 2025, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities set forth in the table below.

Type of Trading Arrangement
Name	Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold***	Total Shares of Class A Common Stock to be Purchased	Expiration Date
William Turner	Chief Development Officer	Adoption	February 20, 2025	X		Up to 40,000	N/A	December 18, 2025
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

10.2

Vera Therapeutics, Inc. 2024 Inducement Plan, as amended (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K (File No. 001-40407), filed with the SEC on February 28, 2025.

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

Vera Therapeutics, Inc.

Date: May 6, 2025	By:	/s/ Marshall Fordyce
Marshall Fordyce, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2025	By:	/s/ Sean Grant
Sean Grant
Chief Financial Officer (Principal Financial Officer)