Form 10-Q
period 2025-06-30
Vera Therapeutics, Inc.
filed 2025-08-05
CIK 1831828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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

As of July 30, 2025, the registrant had 63,823,665 shares of common stock, $0.001 par value per share, outstanding, consisting solely of Class A common stock, $0.001 par value per share.

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

•
If we breach our license agreement (Ares Agreement) with Ares Trading S.A. (Ares), an affiliate of Merck KGaA, Darmstadt, Germany, related to atacicept, the license agreement with Novartis International Pharmaceutical AG (Novartis) related to MAU868, or the license agreement with the Board of Trustees of Leland Stanford Junior University (Stanford) related to VT-109, we could lose the ability to continue the development and commercialization of atacicept, MAU868, or VT-109, respectively.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERA THERAPEUTICS, INC.

Condensed Balance Sheets

(in thousands, except share amounts)

	June 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,121	$92,646
Marketable securities	507,706	548,206
Prepaid expenses and other assets, current	14,527	10,366
Total current assets	571,354	651,218
Property and equipment, net	1,151	960
Operating lease right-of-use assets	2,471	3,372
Prepaid expenses and other assets, noncurrent	3,552	131
Total assets	$578,528	$655,681
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,157	$7,665
Operating lease liabilities	855	1,483
Accrued expenses and other liabilities, current	19,542	16,223
Total current liabilities	33,554	25,371
Long-term debt	74,464	50,687
Operating lease liabilities, noncurrent	2,233	2,468
Total liabilities	110,251	78,526
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 authorized as of June 30, 2025 and December 31, 2024; no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Class A common stock, $0.001 par value; 500,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 63,823,665 and 63,559,858 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	64	64
Additional paid-in capital	1,057,161	1,037,948
Accumulated other comprehensive income	527	393
Accumulated deficit	(589,475)	(461,250)
Total stockholders’ equity	468,277	577,155
Total liabilities and stockholders’ equity	$578,528	$655,681

The accompanying notes are an integral part of these unaudited condensed financial statements.

VERA THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$58,195	$29,311	$99,473	$52,511
General and administrative	21,946	8,032	37,862	15,944
Total operating expenses	80,141	37,343	137,335	68,455
Loss from operations	(80,141)	(37,343)	(137,335)	(68,455)
Other income (expense):
Interest income	6,320	5,104	13,226	9,290
Interest expense	(1,874)	(1,912)	(3,667)	(3,819)
Other (expense) income, net	(836)	443	(449)	893
Total other income, net	3,610	3,635	9,110	6,364
Net loss	$(76,531)	$(33,708)	$(128,225)	$(62,091)
Other comprehensive loss:
Change in unrealized gains and losses on marketable securities	(127)	(277)	134	(700)
Comprehensive loss	$(76,658)	$(33,985)	$(128,091)	$(62,791)
Net loss per share attributable to common stockholders, basic and diluted	$(1.20)	$(0.62)	$(2.01)	$(1.17)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	63,789,303	54,728,552	63,730,756	52,850,242

The accompanying notes are an integral part of these unaudited condensed financial statements.

VERA THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Class A Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2024	63,559,858	$64	$1,037,948	$393	$(461,250)	$577,155
Issuance of common stock pursuant to exercise of options	100,587	—	982	—	—	982
Issuance of common stock upon vesting of restricted stock units	90,283	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	23,430	—	551	—	—	551
Stock-based compensation	—	—	7,744	—	—	7,744
Unrealized gain on marketable securities	—	—	—	261	—	261
Net loss	—	—	—	—	(51,694)	(51,694)
Balances as of March 31, 2025	63,774,158	$64	$1,047,225	$654	$(512,944)	$534,999
Issuance of common stock pursuant to exercise of options	45,162	—	464	—	—	464
Issuance of common stock upon vesting of restricted stock units	4,345	—	—	—	—	—
Stock-based compensation	—	—	9,472	—	—	9,472
Unrealized loss on marketable securities	—	—	—	(127)	—	(127)
Net loss	—	—	—	—	(76,531)	(76,531)
Balances as of June 30, 2025	63,823,665	$64	$1,057,161	$527	$(589,475)	$468,277

	Class A Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2023	44,452,161	$44	$410,492	$251	$(309,102)	$101,685
Issuance of common stock from underwritten follow-on offering, net of offering costs	9,274,194	9	269,583	—	—	269,592
Issuance of common stock pursuant to exercise of options	708,897	1	6,612	—	—	6,613
Issuance of common stock upon vesting of restricted stock units	938	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	21,181	—	298	—	—	298
Proceeds from short swing settlement	—	—	37	—	—	37
Stock-based compensation	—	—	4,124	—	—	4,124
Unrealized loss on marketable securities	—	—	—	(424)	—	(424)
Net loss	—	—	—	—	(28,383)	(28,383)
Balances as of March 31, 2024	54,457,371	$54	$691,146	$(173)	$(337,485)	$353,542
Issuance of common stock pursuant to exercise of options	358,265	1	3,438	—	—	3,439
Issuance of common stock upon vesting of restricted stock units	937	—	—	—	—	—
Stock-based compensation	—	—	4,873	—	—	4,873
Unrealized loss on marketable securities	—	—	—	(277)	—	(277)
Net loss	—	—	—	—	(33,708)	(33,708)
Balances as of June 30, 2024	54,816,573	$55	$699,457	$(450)	$(371,193)	$327,869

The accompanying notes are an integral part of these unaudited condensed financial statements.

VERA THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(128,225)	$(62,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	204	26
Accretion of discount and amortization of premium on debt securities, net	(4,421)	(4,475)
Accretion of loan exit fee and amortization of loan costs, net	377	386
Reduction in the carrying amount of operating lease right-of-use assets	901	1,020
Stock-based compensation	17,216	8,997
Payment of VT-109 license fee	800	—
Changes in operating assets and liabilities:
Prepaid expense and other current assets	(4,162)	2,328
Other assets	158	22
Accounts payable	5,492	(6,454)
Accrued and other liabilities	3,319	2,889
Operating lease liabilities	(863)	(1,260)
Net cash used in operating activities	(109,204)	(58,612)
Cash flows from investing activities
Payment of VT-109 license fee	(800)	—
Purchase of property and equipment	(395)	(89)
Purchase of marketable securities	(187,251)	(336,055)
Proceeds from maturities of marketable securities	232,307	90,181
Proceeds from sale of marketable securities	—	4,000
Net cash provided by (used in) investing activities	43,861	(241,963)
Cash flows from financing activities
Proceeds from exercise of stock options and employee stock purchase plan	1,997	10,350
Proceeds from refinancing under loan and security agreement, net	23,338	—
Payment of deferred issuance costs related to unfunded loan commitments	(3,517)	—
Proceeds from short swing settlement	—	37
Proceeds from issuance of common stock in follow-on offering	—	287,500
Payment of issuance costs and underwriting fees related to follow-on offering	—	(17,908)
Net cash provided by financing activities	21,818	279,979
Net decrease in cash and cash equivalents	(43,525)	(20,596)
Cash and cash equivalents, beginning of period	92,646	45,681
Cash and cash equivalents, end of period	$49,121	$25,085
Supplemental disclosure of cash flow information
Cash paid for interest expense	$3,238	$3,254

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

Liquidity

Since inception, the Company has devoted substantially all of its resources to its research and development efforts, pre-clinical studies and clinical trials, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. The Company has incurred recurring net operating losses and has not generated positive cash flows from operations since its inception and had an accumulated deficit of $589.5 million as of June 30, 2025. The Company had cash, cash equivalents and marketable securities of $556.8 million as of June 30, 2025. The Company has funded its operations primarily through the issuance of common stock, redeemable convertible preferred stock, debt financing and convertible notes. Management expects to continue to incur losses and negative cash flows from operations for at least the next several years.

Management believes that the Company’s cash, cash equivalents and marketable securities as of June 30, 2025 will be sufficient to fund its planned operations and capital expenditure requirements for at least the next 12 months subsequent to the issuance date of these financial statements. The Company intends to raise additional capital through public or private equity offerings, debt financing, or other capital sources, which may include strategic collaborations or other arrangements with third parties in order to achieve its long-term business objectives. If the Company fails to obtain necessary capital when needed on acceptable terms, or at all, it could force the Company to delay, limit, reduce or terminate its product development programs, commercialization efforts or other operations.

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

Income Taxes

On July 4, 2025, President Trump signed H.R. 1, the “One Big Beautiful Bill Act”, into law. In accordance with GAAP, the Company will account for the effects of the changes in tax law in the period of enactment which is the three-month period ending September 30, 2025. The Company does not expect a material impact on the financial statements.

3. OTHER FINANCIAL STATEMENT INFORMATION

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Interest income receivable	$4,202	$3,773
Prepaid clinical trial costs	3,703	2,228
Prepaid insurance	1,367	709
Prepaid commercial planning costs	1,298	933
Prepaid medical affairs	1,233	246
Prepaid software costs	782	660
Prepaid professional services fees	318	659
Other	1,624	1,158
Total prepaid expenses and other current assets	$14,527	$10,366

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued drug manufacturing expenses	$9,764	$3,059
Accrued payroll	6,235	6,822
Accrued commercial expenses	894	689
Accrued clinical trial expenses	502	3,683
Other accrued expenses and current liabilities	2,147	1,970
Total accrued expenses and other current liabilities	$19,542	$16,223

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

Unrealized gains and losses are reported as a component of other comprehensive income (loss). Fair value of the debt securities was $507.7 million and $552.8 million as of June 30, 2025 and December 31, 2024, respectively.

The following table presents the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2025
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities
Money market funds	Level 1	$44,987	$—	$—	$44,987	$44,987	$—
U.S. Government bonds	Level 2	267,177	358	(12)	267,523	—	267,523
U.S. Government agency securities	Level 2	19,996	4	(1)	19,999	—	19,999
Corporate debt securities	Level 2	220,006	210	(32)	220,184	—	220,184
Total cash equivalents and marketable securities		552,166	572	(45)	552,693	44,987	507,706
Cash		4,134	—	—	4,134	4,134	—
Total		$556,300	$572	$(45)	$556,827	$49,121	$507,706

	December 31, 2024
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities
Money market funds	Level 1	$85,135	$—	$—	$85,135	$85,135	$—
U.S. Government bonds	Level 2	322,960	389	(16)	323,333	—	323,333
U.S. Government agency securities	Level 2	999	1	—	1,000	—	1,000
Corporate debt securities	Level 2	228,446	182	(163)	228,465	4,592	223,873
Total cash equivalents and marketable securities		637,540	572	(179)	637,933	89,727	548,206
Cash		2,919	—	—	2,919	2,919	—
Total		$640,459	$572	$(179)	$640,852	$92,646	$548,206

Marketable debt securities that had been in unrealized loss positions as of June 30, 2025, and December 31, 2024 were in an unrealized loss position for less than 12 months. Unrealized losses from marketable debt securities are primarily attributable to changes in interest rates and not due to credit-related factors. Management does not believe any remaining unrealized losses represent impairments or credit-related losses based on evaluation of available evidence.

The following table classifies the estimated fair value of investments in available-for-sale marketable debt securities by effective contractual maturity dates (in thousands):

June 30, 2025
Due within one year	$401,704
Due after one year to two years	106,002
Total marketable securities	$507,706

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

Components of net lease cost are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$690	$644	$1,379	$1,289
Variable lease cost	3	12	10	25
Total operating lease cost	693	656	1,389	1,314
Less: sublease income	(499)	(482)	(997)	(964)
Net lease cost	$194	$174	$392	$350

Other supplemental information related to operating leases is as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash paid for operating lease liabilities	$1,352	$1,552

	June 30, 2025	December 31, 2024
Weighted-average discount rate for operating leases	12.0%	11.3%
Weighted-average remaining lease term	3.2 years	3.0 years

As of June 30, 2025, the maturities of operating lease liabilities are as follows (in thousands):

2025 (remaining)	$953
2026	830
2027	966
2028	995
2029	254
Total minimum lease payments	3,998
Less: Imputed interest	(910)
Present value of operating lease liabilities	3,088
Less: Current portion of operating lease liabilities	(855)
Non-current operating lease liabilities	$2,233

As of June 30, 2025, under the terms of the sublease agreement of the South San Francisco facility to a third party, the Company is entitled to receive sublease payments of $0.5 million until the end of the sublease term in September 2025, and the Company remains responsible for future lease payments of $0.6 million under the terms of the lease for this facility. As of June 30, 2025, the Company had not executed any leases that were yet to commence.

6. NOTES PAYABLE

Notes payable consist of the following (in thousands):

		June 30, 2025		December 31, 2024
	Maturity	Effective Interest Rate	Amount	Effective Interest Rate	Amount
Collateralized note 2021-12	N/A	N/A	$—	13.96%	$5,000
Collateralized note 2022-11	N/A	N/A	—	14.09%	20,000
Collateralized note 2023-12	N/A	N/A	—	14.59%	25,000
Collateralized note 2025-06	2030	10.30%	75,000	N/A	—
Total borrowings			75,000		50,000
Unamortized issuance costs net of accrued exit fees			(536)		687
Net carrying amount of debt			$74,464		$50,687

2021 Loan Agreement

In June 2025, the Company refinanced its debt under the non-revolving loan and security agreement (2021 Loan Agreement) with a loan syndicate involving Oxford Finance LLC (Oxford Finance), Oxford Finance Credit Fund II LP (OFCF II), and Oxford Finance Credit Fund III LP (OFCF III) entered into in December 2021, by entering into a new non-revolving loan and security agreement, the proceeds of which were partially used to prepay the outstanding principal balance of the 2021 Loan Agreement in full. The Company paid an exit fee of $3.0 million, equal to 6% on the aggregate principal amount of the loan, as 1% of the original 7% exit fee was waived in connection with the refinancing. The entirety of the 2% prepayment fee that would have applied to the prepayment of the $25.0 million of debt drawn in December 2023 was also waived in connection with the refinancing.

2025 Loan Agreement

On June 2, 2025, the Company entered into a new non-revolving loan and security agreement (the 2025 Loan Agreement) with a loan syndicate involving Oxford Finance, OFCF II, OFCF III, and Oxford Finance Credit Fund IV LP (OFCF IV) (collectively, Oxford). The 2025 Loan Agreement has a total borrowing capacity of up to $500.0 million, of which $75.0 million was funded at closing and $50.0 million remains available for draw at the Company’s discretion from January 1, 2026 through December 31, 2026. The Company also has the option to draw up to $75.0 million upon accelerated approval of atacicept in immunoglobulin A nephropathy (IgAN), two tranches of a maximum of $50.0 million upon achievement of certain commercial milestones related to atacicept in IgAN once approved, and up to $200.0 million available at the mutual discretion of the Company and Oxford. As of June 30, 2025, the Company’s outstanding borrowing under the 2025 Loan Agreement was $75.0 million.

The Company accounted for the loan syndicate on a creditor-by-creditor basis. With respect to the continuing creditors, Oxford Finance, OFCF II, and OFCF III, the Company accounted for this transaction as a loan modification, and with respect to the new lender, OFCF IV, the Company accounted for this transaction as an issuance of debt. Of the $3.7 million in exit fees on the 2021 Loan Agreement and fees paid to creditors as part of the refinancing, $1.6 million was recorded as a reduction to the net carrying amount of the debt drawn under the 2025 Loan Agreement at close, and $2.0 million was recorded as noncurrent deferred debt issuance costs. Of the $2.3 million in fees paid by the Company to third parties in connection with the refinancing, $0.8 million was recorded as other expense, and $1.4 million was recorded as noncurrent deferred debt issuance costs. Deferred debt issuance costs will be amortized over the respective draw periods of each of the loan commitment tranches on a straight-line basis.

The 2025 Loan Agreement is scheduled to mature in June 2030, provided that the Company has not achieved a revenue-based interest-only extension milestone as of the end of the initial interest-only period in August 2029. If the Company achieves this interest-only extension milestone, the maturity date and end of the interest-only period will be extended to June 2031 and August 2030, respectively. The Company is permitted to prepay the loan, subject to certain conditions, and will incur prepayment fees of 2% if the loan is prepaid prior to June 4, 2027 or 1% if the loan is prepaid between June 5, 2027 and June 4, 2028. No prepayment fee shall be applicable after June 4, 2028. Additionally, upon maturity date, acceleration of the loan in the event of default, or prepayment of the loan, the Company is required to pay an exit fee equal to 5% of the aggregate principal amount of the loan. The Company will accrue for this exit fee over the life of the loan as an increase to the net carrying amount of debt using the effective interest rate method.

The variable interest rate on the drawn amount is 1-Month CME Term SOFR (subject to a per annum floor rate of 3.75%) plus 4.95% per annum. At the initial funding of the 2025 Loan agreement on June 4, 2025, the nominal interest rate was 9.27%. There are two financial covenants: (i) commencing on March 31, 2027, the Company is required to maintain certain levels of unrestricted cash subject to control agreements provided that such liquidity covenant shall not apply at any given time if the market capitalization of the Company is at least $1.0 billion on the measurement date, and (ii) commencing with the last day of the month in which the aggregate amount of Term Loans funded exceeds $200.0 million, the Company will be required to maintain a loan coverage ratio, which will replace the minimum cash covenant. The loan coverage ratio should not apply at any given time if the market capitalization of the Company is at least $1.25 billion on the measurement date. The loan is secured by substantially all of the Company’s assets. The proceeds from the 2025 Loan Agreement were partially used to prepay the outstanding principal balance of the 2021 Loan Agreement in full, with the remaining proceeds available for working capital, capital expenditures, and other general corporate purposes.

Principal installments due on the notes are as follows (in thousands):

2025 (remaining)	$—
2026	—
2027	—
2028	—
2029	34,091
Thereafter	40,909
Total long-term debt	$75,000

7. COMMON STOCK

As of June 30, 2025, the Company’s amended and restated certificate of incorporation authorized the Company to issue 500,000,000 shares of Class A common stock and 14,600,000 shares of Class B common stock, each with a par value of $0.001 per share. Each share of Class A common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Class B common stock is non-voting. There were no shares of Class B common stock outstanding as of June 30, 2025 and December 31, 2024. Common stockholders are entitled to receive dividends, as may be declared by the board of directors. Through June 30, 2025, no cash dividends have been declared or paid.

8. STOCK COMPENSATION

Equity Plans

2024 Inducement Plan

In February 2024, the Company adopted the 2024 Inducement Plan (Inducement Plan). The Inducement Plan was adopted by the compensation committee of the Company’s board of directors without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4). In accordance with Rule 5635(c)(4), awards made under the Inducement Plan, including stock options and restricted stock units, may only be granted to newly hired employees as a material inducement to accept employment with the Company. Stock options granted under the Inducement Plan expire no later than ten years from the date of grant.

2021 Equity Incentive Plan and 2017 Equity Incentive Plan

The 2021 Equity Incentive Plan (2021 EIP) and the 2017 Equity Incentive Plan (2017 EIP) became effective in May 2021 and February 2017, respectively. The Company may not grant any additional awards under the 2017 EIP. The 2017 EIP will continue to govern outstanding equity awards granted thereunder. Stock options granted under the 2021 EIP and 2017 EIP expire no later than 10 years from the date of grant.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (ESPP) became effective in May 2021. As of June 30, 2025, 112,182 shares have been issued pursuant to the ESPP. The ESPP generally provides for six-month consecutive offering periods beginning every September 14 and March 14. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation.

The table below summarizes the Company's equity plans as of June 30, 2025:

Plan	Maximum Number of Shares Authorized	Shares Available for Future Issuance
2024 Inducement Plan	2,840,000	686,450
2021 Equity Incentive Plan	10,051,396	2,421,404
2017 Equity Incentive Plan	2,275,305	—
2021 Employee Stock Purchase Plan	1,588,946	1,476,764

Option Activity

Stock option activity under the 2017 EIP, 2021 EIP, and 2024 Inducement Plan for the period ended June 30, 2025 is summarized as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000s)
Outstanding as of December 31, 2024	6,611,797	$16.44	8.11	$172,630
Granted	1,691,410	$28.64
Exercised	(145,749)	$9.92
Cancelled and forfeited	(52,587)	$34.89
Outstanding as of June 30, 2025	8,104,871	$18.98	8.03	$64,189
Options exercisable as of June 30, 2025	3,563,982	$12.45	7.00	$43,053
Vested and expected to vest as of June 30, 2025	8,104,871	$18.98	8.03	$64,189

The aggregate intrinsic value of stock options exercised during the three months ended June 30, 2025 and 2024 was $1.0 million and $10.6 million, respectively. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2025 and 2024 was $3.7 million and $31.2 million, respectively. The weighted-average grant date fair value of options granted during the three months ended June 30, 2025 and 2024 was $20.20 per share and $28.97 per share, respectively. The weighted-average grant date fair value of options granted during the six months ended June 30, 2025 and 2024 was $23.43 per share and $13.46 per share, respectively.

Award Activity

The Company grants restricted stock units (RSU) pursuant to the 2021 EIP and satisfies such grants through the issuance of the Company’s Class A common stock. The following table shows RSU activity for the period ended June 30, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested balance as of December 31, 2024	696,888	$29.63
Granted	799,920	29.15
Vested	(91,641)	17.69
Cancelled and forfeited	(25,252)	35.81
Unvested balance as of June 30, 2025	1,379,915	$30.03

Stock-Based Compensation Expense

The following tables summarize the stock-based compensation expense for stock options and restricted stock units granted to employees and non-employees and for ESPP stock-based compensation that was recorded in the Company’s condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$4,328	$1,899	$7,753	$3,627
General and administrative	5,144	2,974	9,463	5,370
Total stock-based compensation expense	$9,472	$4,873	$17,216	$8,997

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Employees	$8,847	$4,261	$15,836	$8,132
Non-employees	625	612	1,380	865
Total stock-based compensation expense	$9,472	$4,873	$17,216	$8,997

As of June 30, 2025, the Company had $70.2 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.8 years. For the three months ended June 30, 2025 and 2024, the Company recognized $6.9 million and $3.8 million of stock-based compensation expense for stock options, respectively. For the six months ended June 30, 2025 and 2024, the Company recognized $12.8 million and $7.3 million of stock-based compensation expense for stock options, respectively.

As of June 30, 2025, the Company had $36.9 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 3.4 years. For the three months ended June 30, 2025 and 2024, the Company recognized $2.4 million and $1.0 million of stock-based compensation expense for restricted stock units, respectively. For the six months ended June 30, 2025 and 2024, the Company recognized $4.1 million and $1.6 million of stock-based compensation expense for restricted stock units, respectively.

Stock-based compensation expense related to the ESPP for the three months ended June 30, 2025 and 2024 was $0.2 million and $0.1 million, respectively. Stock-based compensation related to the ESPP for the six months ended June 30, 2025 and 2024 was $0.3 million and $0.1 million, respectively.

The fair value of stock options granted during the three and six months ended June 30, 2025 and 2024 was estimated using the Black-Scholes option pricing model based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expected term (in years)	5.5 – 6.1	5.5 – 6.1	5.5 – 6.1	5.5 – 6.1
Expected volatility	81.8% – 83.9%	71.9% – 72.8%	81.8% – 83.9%	67.7% – 72.8%
Risk-free rate	3.8% – 4.3%	4.3% – 4.6%	3.8% – 4.5%	3.8% – 4.6%
Dividend yield	—	—	—	—

9. LICENSES

Stanford University

In January 2025, the Company entered into a license agreement (the Stanford Agreement) with Stanford University. Pursuant to the terms of the Stanford Agreement, as amended in April 2025, the Company acquired worldwide development and commercial rights to a fusion protein in preclinical development referred to as VT-109, with therapeutic potential in B cell mediated diseases, in exchange for license issue fees of $0.8 million, annual license maintenance fees, and potential future license fees, milestone payments and royalties if the compound advances to certain clinical development and commercial milestones.

10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company believes that there are no actions pending which would have a material adverse effect on its financial statements.

Indemnification

As of June 30, 2025, the Company did not have any material indemnification claims that were probable and consequently no related liabilities have been recorded.

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

11. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following outstanding potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Class A common stock options issued and outstanding	8,104,871	6,248,572	8,104,871	6,248,572
Unvested restricted stock units	1,379,915	493,834	1,379,915	493,834
Unvested ESPP shares	6,929	—	6,929	—
Total	9,491,715	6,742,406	9,491,715	6,742,406

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

The Company's reportable segment total operating expenses, including significant segment expenses, and net loss for the three and six months ended June 30, 2025 and 2024, consisted of the following (in thousands):

	Therapeutics
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Payroll and related	$25,193	$10,452	$45,950	$20,455
Direct research and development - clinical trials	12,636	6,831	24,630	13,611
Direct research and development - contract drug manufacturing	23,498	12,784	33,040	20,533
Depreciation and amortization	119	15	204	26
Other segment items*	18,695	7,261	33,511	13,830
Total operating expenses	80,141	37,343	137,335	68,455
Loss from operations	(80,141)	(37,343)	(137,335)	(68,455)
Other income (expense):
Interest income	6,320	5,104	13,226	9,290
Interest expense	(1,874)	(1,912)	(3,667)	(3,819)
Other segment items**	(836)	443	(449)	893
Segment and consolidated net loss	$(76,531)	$(33,708)	$(128,225)	$(62,091)

	Therapeutics
	Six Months Ended June 30,
Other Significant Items:	2025	2024
Expenditures for additions to long-lived assets	$(395)	$(89)

*Other segment items included in total operating expenses primarily consist of consulting and contractors, professional services, equipment and software, travel and entertainment, facilities, medical affairs, commercial planning and corporate communications.

**Other segment items included in net loss consist of currency exchange gains and losses and other income/expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission on February 28, 2025 (the Annual Report).

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

Overview

We are a late clinical-stage biotechnology company focused on developing and commercializing transformative treatments for patients with serious immunological diseases. Our lead product candidate, atacicept, a fully humanized TACI-Fc fusion protein that binds both B-cell activating factor (BAFF) and A proliferation-inducing ligand (APRIL) and is self-administered subcutaneously, is currently being evaluated for the treatment of immunoglobulin A nephropathy (IgAN). In April 2025, we completed full enrollment of ORIGIN 3, the pivotal Phase 3 trial of atacicept 150 mg in IgAN. The primary efficacy endpoint evaluated 36-week urine protein creatinine ratio (UPCR) in the initial cohort of 200 participants. We announced primary endpoint results in the second quarter of 2025, supporting our planned submission for regulatory approval in the fourth quarter of 2025. The Phase 2b ORIGIN clinical trial evaluated the safety and efficacy of atacicept in 116 participants with IgAN and reported positive results at 24 weeks in January 2023, 36 weeks in June 2023, and 96 weeks in October 2024. The trial remained blinded through 36 weeks, after which all participants were eligible for the open label extension portion of the study and received atacicept 150 mg through 96 weeks. At 24 and 36 weeks, atacicept met its primary and key secondary endpoints, respectively, with statistically significant reductions in UPCR, and stable estimated glomerular filtration rate (eGFR) was observed with clinically meaningful and statistically significant difference for participants on atacicept versus placebo. Participants treated with atacicept demonstrated reductions in galactose-deficient IgA1 (Gd-IgA1), the autoantigen produced by B cells in patients with IgAN, and a reduction in hematuria. The improvements in Gd-IgA1, hematuria, UPCR and eGFR represent the quartet of findings consistent with IgAN disease modification. The 96-week open-label extension results showed consistent and sustained reductions in Gd-IgA1, hematuria, and UPCR, with continued eGFR stabilization at a rate similar to the general population without kidney disease. Additionally, atacicept’s safety profile was comparable to placebo. We have also committed to providing long-term access to atacicept for all ORIGIN participants by initiating ORIGIN EXTEND, a long-term Phase 2 extension study that offers open-label atacicept to participants who completed ORIGIN Phase 2b or 3 until commercial availability in their country or region. We believe that atacicept has pipeline in a molecule potential, with potential application in multiple diseases. Based on data from the Phase 2b ORIGIN trial, the U.S. Food and Drug Administration (FDA) granted Breakthrough Therapy Designation to atacicept for the treatment of IgAN. In the Phase 2 PIONEER clinical trial, we are evaluating atacicept in non-IgAN autoimmune kidney diseases, including primary membranous nephropathy (pMN), focal segmental glomerulosclerosis (FSGS) and minimal change disease (MCD) in patients with anti-PLA2R antibodies or other auto-antibodies. Potential other future indications include several rheumatologic diseases such as systemic lupus erythematosus and Sjogren’s disease, and hematologic diseases, including idiopathic thrombocytopenic purpura and autoimmune hemolytic anemia. We also hold worldwide, exclusive development and commercial rights to MAU868, a potentially first-in-class monoclonal antibody to treat reactivated BK virus (BKV) infections for which we completed a Phase 2 clinical trial in 2022, and in January 2025, we acquired worldwide, exclusive development and commercial rights to VT-109, a novel, next-generation dual BAFF/APRIL inhibitor that is in preclinical development. We believe that our current pipeline programs leverage the deep expertise of our team and have strong potential commercial synergies. We hold global developmental and commercial rights to all of our pipeline molecules.

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

To date, we have funded our operations primarily through proceeds from the sale of shares of our common stock, redeemable convertible preferred stock, debt financing and convertible promissory notes. As of June 30, 2025, we had $556.8 million in cash, cash equivalents and marketable securities, compared to $640.9 million as of December 31, 2024.

We have incurred significant operating losses since the commencement of our operations. Our net losses were $76.5 million and $33.7 million for the three months ended June 30, 2025 and 2024, respectively, and we expect to incur significant and increasing losses for the foreseeable future as we continue to advance our product candidates toward commercialization. Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our research and development activities. As of June 30, 2025, we had an accumulated deficit of $589.5 million, compared to $461.3 million as of December 31, 2024. Our primary use of cash is to fund operating expenses, which consist of research and development and general and administrative expenditures. Cash used to fund operating expenses depends on the timing of when we pay these expenses, as reflected in the changes in our working capital balances.

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

Geopolitical and Macroeconomic Developments

Due to geopolitical and macroeconomic events, including tariffs and trade tensions, supply chain challenges, ongoing military conflicts, related sanctions, changes in U.S.-China relations, elevated inflation rates and the responses by central banking authorities to control such inflation, and bank failures, the U.S. and global financial markets experienced volatility, which has led to disruptions to trade, commerce, pricing stability, credit availability and supply chain continuity globally. As a result of these factors and other geopolitical and macroeconomic developments described in this Quarterly Report on Form 10-Q, our business and results of operations may be adversely affected.

Although we did not see a significant financial impact to our business operations as a result of recent geopolitical and macroeconomic developments during the three months ended June 30, 2025, there may be potential impacts to our business in the future that are highly uncertain and difficult to predict such as disruptions or restrictions in our supply chain, disruption or restrictions on our employees’ ability to travel, disruptions to or delays in ongoing non-clinical trials, clinical trials, third-party manufacturing supply and other operations, interruptions or delays in the operations of the FDA or other regulatory authorities, and continued elevated inflation and interest rates which may increase the cost of conducting business activities or cause changes in availability and cost of credit and impact our ability to raise capital and conduct business development activities. The ultimate impact of these geopolitical and macroeconomic developments, as well as any lasting effects on our business, is highly uncertain and subject to continued change, and we recognize that macroeconomic and geopolitical factors may continue to present unique challenges for us.

We believe that our existing cash, cash equivalents and marketable securities held as of June 30, 2025, will be sufficient to fund our planned operations and capital expenditure requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. However, should adverse geopolitical or macroeconomic events, such as those discussed above, any recession or depression associated with those events or other events described herein, continue for a prolonged period, our results of operations, financial condition, liquidity and cash flows could be materially impacted as a result of a lower likelihood of effectively and efficiently developing and successfully commercializing our product candidates.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2025	2024	Change	2025	2024	Change
Operating expenses:
Research and development	$58,195	$29,311	$28,884	$99,473	$52,511	$46,962
General and administrative	21,946	8,032	13,914	37,862	15,944	21,918
Total operating expenses	80,141	37,343	42,798	137,335	68,455	68,880
Loss from operations	(80,141)	(37,343)	(42,798)	(137,335)	(68,455)	(68,880)
Other income (expense):
Interest income	6,320	5,104	1,216	13,226	9,290	3,936
Interest expense	(1,874)	(1,912)	38	(3,667)	(3,819)	152
Other (expense) income, net	(836)	443	(1,279)	(449)	893	(1,342)
Total other income	3,610	3,635	(25)	9,110	6,364	2,746
Net loss	$(76,531)	$(33,708)	$(42,823)	$(128,225)	$(62,091)	$(66,134)

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

The following table summarizes our research and development expenses incurred during the respective periods:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2025	2024	Change	2025	2024	Change
Direct research and development expenses
Contract drug manufacturing	$23,498	$12,784	$10,714	33,040	$20,533	$12,507
Clinical trial expenses	12,636	6,831	5,805	24,630	13,611	11,019
Consulting and professional services	6,613	3,167	3,446	12,772	5,362	7,410
Indirect research and development expenses
Employee compensation and related benefits	14,191	5,992	8,199	26,562	11,960	14,602
Facilities and other	1,257	537	720	2,469	1,047	1,422
Research and development expenses	$58,195	$29,311	$28,884	$99,473	$52,513	$46,960

Research and development expenses increased by $28.9 million, or 99%, to $58.2 million in the three months ended June 30, 2025, from $29.3 million in the three months ended June 30, 2024, primarily due to an increase of $10.7 million in contract drug manufacturing costs for clinical and potential commercial use, an increase of $5.8 million in clinical trial expenses mainly due to the PIONEER and ORIGIN EXTEND trials, an increase of $3.4 million in consulting and professional services, including a $2.4 million increase in medical affairs and commercial planning expenses as we prepare for potential regulatory approval and commercialization of atacicept, an increase of $8.2 million for employee compensation and related benefit expenses, including a $2.5 million increase in stock-based compensation expense, due to growth in research and development headcount, and an increase of $0.7 million in facilities and other, including a $0.4 million increase in travel expenses supporting research and development activities, including travel associated with medical conferences.

Research and development expenses increased by $47.0 million, or 89%, to $99.5 million in the six months ended June 30, 2025, from $52.5 million in the six months ended June 30, 2024, primarily due to an increase of $12.5 million in contract drug manufacturing costs for clinical and potential commercial use, an increase of $11.0 million in clinical trial expenses due to greater numbers of active sites and participants enrolled in ORIGIN 3 and expenses incurred for the PIONEER and ORIGIN EXTEND trials, an increase of $7.4 million in consulting and professional services, including a $5.3 million increase in medical affairs and commercial planning expenses as we prepare for potential regulatory approval and commercialization of atacicept, an increase of $14.6 million for employee compensation and related benefit expenses, including a $4.2 million increase in stock-based compensation expense, due to growth in research and development headcount, and an increase of $1.4 million in facilities and other, including a $0.9 million increase in travel expenses to support research and development activities, including travel associated with medical conferences.

We expect our research and development expenses to increase in future periods as we prepare applications for regulatory approval of atacicept in IgAN, conduct additional clinical trials of atacicept, and if we expand development of atacicept in other indications or product configurations, or other product candidates.

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

The following table summarizes our general and administrative expenses incurred during the respective periods:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2025	2024	Change	2025	2024	Change
Employee compensation and related benefits	$11,002	$4,460	$6,542	$19,387	$8,495	$10,892
Rent and facilities	868	603	265	1,647	1,221	426
Legal, accounting and audit fees	1,883	809	1,074	3,668	2,420	1,248
Consultants, including non-employee director compensation	1,142	814	328	2,654	1,215	1,439
Commercial planning and medical affairs	3,811	2	3,809	5,147	28	5,119
Other	3,240	1,344	1,896	5,359	2,565	2,794
General and administrative expenses	$21,946	$8,032	$13,914	$37,862	$15,944	$21,918

General and administrative expenses increased by $13.9 million, or 173%, to $21.9 million in the three months ended June 30, 2025, from $8.0 million in the three months ended June 30, 2024, primarily due to an increase of $6.5 million in employee compensation and related benefits expenses, including stock-based compensation, as a result of increased general and administrative employee headcount, an increase of $3.8 million in commercial planning and medical affairs expenses related to market research, market access and health economics activities, an increase of $0.8 million in legal expenses, an increase of $0.6 million in software expenses, an increase of $0.4 million in recruiting and placement fees and an increase of $0.4 million in business travel expenses.

General and administrative expenses increased by $21.9 million, or 137%, to $37.9 million in the six months ended June 30, 2025, from $15.9 million in the six months ended June 30, 2024, primarily due to an increase of $10.9 million in employee compensation and related benefits expenses, including stock-based compensation, as a result of increased general and administrative employee headcount, an increase of $1.4 million in consulting expenses, including non-employee director stock-based compensation, an increase of $5.1 million in commercial and medical affairs expenses related to market research, market access and health economics activities, and an increase of $0.8 million in accounting and audit fees.

Other Income, Net

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2025	2024	Change	2025	2024	Change
Other income, net	$3,610	$3,635	$(25)	$9,110	$6,364	$2,746

Other income, net, was relatively consistent for the three months ended June 30, 2025, compared to three months ended June 30, 2024.

Other income, net, increased by $2.7 million, or 43%, to $9.1 million in the six months ended June 30, 2025, from $6.4 million in the six months ended June 30, 2024, primarily due to an increase of $3.9 million in interest income from greater balances of marketable securities held, partially offset by $0.9 million from debt issuance costs related to refinancing of credit facility in June 2025.

Liquidity and Capital Resources

To date, we have funded our operations primarily through proceeds from the sale of shares of our common stock, redeemable convertible preferred stock, debt financing and convertible notes. From our inception through June 30, 2025, we have raised aggregate net cash proceeds of approximately $1.0 billion from the issuance and sale of redeemable convertible preferred stock, convertible notes and common stock, and proceeds from our Loan Agreements with Oxford. Since the date of our incorporation, we have not generated any revenue from product sales and have incurred substantial operating losses and negative cash flows from operations.

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

In June 2025, we entered into an agreement to refinance our existing debt by replacing the existing $50.0 million in notes payable with $75.0 million in new notes payable. We received aggregate net proceeds of approximately $23.3 million, after deducting debt issuance costs.

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

As of June 30, 2025, we had cash, cash equivalents and marketable securities of $556.8 million, as compared to $640.9 million as of December 31, 2024. We believe, based on our current operating plan, that our cash, cash equivalents and marketable securities as of June 30, 2025 will be sufficient to fund our planned operations and capital expenditure requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(dollars in thousands)	2025	2024
Net cash used in operating activities	$(109,204)	$(58,612)
Net cash provided by (used in) investing activities	43,861	(241,963)
Net cash provided by financing activities	21,818	279,979
Net decrease in cash and cash equivalents	$(43,525)	$(20,596)

Operating Activities

In the six months ended June 30, 2025, we used $109.2 million of cash in operating activities, attributable to a net loss of $128.2 million, offset by adjustments for non-cash charges of $14.3 million, $0.8 million in license fees attributable to investing activities, and a decrease in our net operating assets and liabilities of $3.9 million. Non-cash charges primarily consisted of $17.2 million of stock-based compensation, non-cash interest income of $4.4 million related to amortization of discount on purchases of marketable securities, and a $0.9 million reduction in the carrying amount of operating lease right-of-use assets. The change in our net operating assets and liabilities was primarily due to an increase of $3.3 million in accrued and other current liabilities, an increase of $5.5 million in accounts payable, an increase of $4.2 million in prepaid expense and other current assets, and a decrease of $0.9 million in operating lease liabilities.

In the six months ended June 30, 2024, we used $58.6 million of cash in operating activities, attributable to a net loss of $62.1 million, $4.5 million of non-cash interest income and an increase in our net operating assets and liabilities of $2.5 million, partially offset by non-cash operating expenses of $10.4 million. Non-cash charges primarily consisted of $9.0 million of stock-based compensation expense and a $1.0 million reduction in the carrying amount of operating lease right-of-use assets. The net change in operating assets and liabilities was primarily due to a decrease of $6.5 million in accounts payable and a decrease of $1.3 million in operating lease liabilities, partially offset by an increase in $2.9 million in accrued and other current liabilities and a decrease of $2.3 million in prepaid expense and other current assets.

The increase in cash used in operating activities from the six months ended June 30, 2024 to the six months ended June 30, 2025 was primarily attributable to increased research and development and general and administrative expenses.

Investing Activities

In the six months ended June 30, 2025, our investing activities provided $43.9 million of cash, primarily resulting from $187.3 million for purchases of marketable securities, offset by $232.3 million provided by maturities of marketable securities.

In the six months ended June 30, 2024, our investing activities used $242.0 million of cash, primarily resulting from $336.1 million for purchases of marketable securities, offset by $94.2 million provided by sales and maturities of marketable securities.

Financing Activities

In the six months ended June 30, 2025, our financing activities provided $21.8 million of cash, resulting from $23.3 million in net proceeds from borrowings from the initial funding under the 2025 Loan Agreement in June 2025, after repayment of borrowings under the 2021 Loan Agreement, $2.0 million in proceeds from exercise of stock options and issuance of shares under our employee stock purchase plan, and $3.5 million in payment of deferred issuance costs related to unfunded loan commitments under the 2025 Loan Agreement.

In the six months ended June 30, 2024, our financing activities provided $280.0 million of cash, resulting from $287.5 million of gross proceeds from our February 2024 follow-on offering, $10.4 million of proceeds from exercise of stock options and issuance of shares under our employee stock purchase plan, partially offset by payment of $17.9 million in offering costs related to the February 2024 follow-on offering, including underwriting fees.

Material Cash Requirements

During the six months ended June 30, 2025, there were no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

2021 Loan Agreement

On December 17, 2021, we entered into a Loan and Security Agreement (the 2021 Loan Agreement) with a loan syndicate involving Oxford Finance LLC, Oxford Finance Credit Fund II LP (OFCF II), and Oxford Finance Credit Fund III LP (OFCF III). The 2021 Loan Agreement provided for term loans (collectively, the Loan) in an aggregate maximum principal amount of $50.0 million, of which $5.0 million was funded on December 17, 2021, $20.0 million was funded on November 4, 2022, and the remaining $25.0 million was funded in December 2023.

In March 2023, we opted to extend the final maturity date of the Loan from December 2026 to December 2027, based on positive Phase 2b clinical trial data of atacicept in IgAN, as provided in the 2021 Loan Agreement. We were required to make monthly interest-only payments for 60 months followed by full amortization through maturity.

In June 2025, the Company refinanced its debt under the 2021 Loan Agreement by entering into a new non-revolving loan and security agreement, the proceeds of which were partially used to prepay the outstanding principal balance of the 2021 Loan Agreement in full. As a result, the Company no longer has any contractual obligations and commitments under the 2021 Loan Agreement, which were previously described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

2025 Loan Agreement

On June 2, 2025, we entered into a Loan and Security Agreement (the 2025 Loan Agreement) with a loan syndicate involving Oxford Finance, OFCF II, OFCF III, and Oxford Finance Credit Fund IV LP (OFCF IV) (collectively, Oxford). The 2025 Loan Agreement provides for term loans (collectively, the 2025 Loan) in an aggregate maximum principal amount of $500.0 million, of which $75.0 million was funded on June 4, 2025.

The 2025 Loan Agreement is scheduled to mature in June 2030, but the maturity date can be extended based on achievement of a revenue-based interest-only extension milestone as of the end of the initial interest-only period in August 2029. If the Company achieves this interest-only extension milestone, the maturity date and the end of the interest-only period will be extended to June 2031 and August 2030, respectively. We are required to make monthly interest-only payments for 49 months (or 61 months upon achievement of the revenue-based interest-only extension milestone mentioned above) followed by full amortization through maturity.

The 2025 Loan incurs interest at a floating per annum rate (based on the actual number of days elapsed divided by a year of 360 days) equal to the sum of (a) the greater of (i) the 1-Month CME Term Secured Overnight Financing Rate (SOFR) and (ii) 3.75%, plus (b) 4.95%.

We are permitted to prepay the 2025 Loan in full or in part at any time upon 10 business days’ written notice to Oxford, subject to payment of the applicable Prepayment Fee (as defined below). Upon the earliest to occur of the maturity date, acceleration of the 2025 Loan or prepayment of the 2025 Loan, we are required to make a final payment equal to 5.0% of the aggregate principal amount of the 2025 Loan (the Final Fee). Any prepayments of the 2025 Loan must be accompanied by (a) accrued and unpaid interest thereon, (b) the Final Fee and (c) prepayment fee of (i) 2.0% of the portion of the 2025 Loan being prepaid if the repayment is on or before June 4, 2027 or (ii) 1.0% of the portion of the 2025 Loan being prepaid if the repayment is after June 4, 2027 through June 4, 2028. There is no Prepayment Fee for any prepayments occurring after June 4, 2028.

Our obligations under the 2025 Loan Agreement are secured by a security interest in substantially all of our assets, other than our intellectual property, which is subject to a negative pledge. The 2025 Loan Agreement contains two financial related covenants. Also included in the 2025 Loan Agreement are customary representations and covenants that, subject to exceptions, restrict our ability to, among other things: declare dividends or redeem or repurchase equity interests; incur additional liens; make loans and investments; incur additional indebtedness; engage in mergers, acquisitions, and asset sales; transact with affiliates; undergo a change in control; add or change business locations; and engage in businesses that are not related to our existing business.

Upon the occurrence of an event of default, a default interest rate of an additional 4.0% may be applied to the outstanding loan balances, and Oxford may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the 2025 Loan Agreement. Events of default under the 2025 Loan Agreement include customary events of default, including, but not limited to: (i) non-payment; (ii) failure to perform any obligation under the 2025 Loan Agreement and related documents; (iii) the occurrence of a material adverse change; (iv) bankruptcy and other insolvency events; (v) cross-defaults; and (vi) judgment defaults.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in the Annual Report and the notes to our unaudited condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2025, there were no material changes to our critical accounting policies and estimates from those discussed in the Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of December 31, 2024 and 2023, we had cash, cash equivalents, and marketable securities of $640.9 million and $160.7 million, respectively, and as of June 30, 2025, we had cash, cash equivalents, and marketable securities of $556.8 million, consisting primarily of money market funds, U.S. government bonds, and corporate debt securities.

Our primary exposure to market risk is interest rate sensitivity in our fixed income portfolio, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investment portfolio, an immediate 100 basis point change in interest rates as of December 31, 2024 and June 30, 2025 would not have a material effect on the fair market value of our cash, cash equivalents, and marketable securities. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

We are also exposed to interest rate risk in connection to our borrowings under our 2025 Loan Agreement with Oxford. As of June 30, 2025, we had $75.0 million of outstanding borrowings under the 2025 Loan Agreement. Pursuant to the 2025 Loan Agreement, outstanding indebtedness under the term loan bears interest at a per annum rate equal to the sum of (a) the greater of (i) the 1-Month CME Term SOFR (Term SOFR) and (ii) 3.75%, plus (b) 4.95%. We currently do not engage in any interest rate hedging activity, and we have no intention to do so in the foreseeable future. Based on the current interest rate of the term loan and the scheduled payments thereunder, we do not believe a 1.0% increase in the Term SOFR would have a material impact on our financial condition or results of operations. For more information regarding the 2025 Loan Agreement, see Note 6, Notes Payable, to our unaudited condensed financial statements.

Financial institution risk

Substantially all of our cash is held with a single financial institution. Due to its size, this financial institution represents a minimal credit risk. Cash amounts held at financial institutions are insured by the Federal Deposit Insurance Corporation up to $250,000 per depositor, per financial institution.

Foreign currency exchange risk

We are also exposed to market risk related to changes in foreign currency exchange rates, including recent changes resulting from monetary policies set by the U.S. and international central banks, inflationary pressures, and geopolitical developments, or instability or volatility in the global markets. From time to time, we contract with vendors that are located in Asia and Europe and whose balances due are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of June 30, 2025 and December 31, 2024, we held limited funds and future obligations denominated in foreign currencies. As such, a 10.0% increase or decrease in current exchange rates would not have a material effect on our financial results.

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

Based upon such evaluation, our CEO and CFO concluded that, as of June 30, 2025, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We identified no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2025, we had $556.8 million in cash, cash equivalents and marketable securities. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations and capital expenditure requirements beyond the next 12 months from the date of this Quarterly Report on Form 10-Q. Our estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic nature of our business and the macroeconomic and geopolitical environment generally. We anticipate that our expenses will increase substantially if, and as, we:

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

We have incurred net losses in each reporting period since the commencement of our operations and have not generated any revenue from product sales to date. We had net losses of $76.5 million and $33.7 million for the three months ended June 30, 2025 and 2024, respectively. We had an accumulated deficit of $589.5 million as of June 30, 2025. Our losses have resulted principally from expenses incurred in research and development and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. Our product candidates are in clinical and pre-clinical development. Even if one or more product candidates is commercialized, we expect that it will be several years, if ever, before revenue from product sales will result in net income. Even if we succeed in receiving marketing approval for and commercializing our product candidates in one or more indications, we expect that we will continue to incur substantial research and development and other expenses as we continue the clinical development programs for our product candidates in other indications.

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

In June 2025, the Company entered into the 2025 Loan Agreement providing for borrowing capacity of up to $500.0 million. As of June 30, 2025, the Company’s outstanding debt balance under the 2025 Loan Agreement was $75.0 million. Our overall leverage and certain obligations and affirmative and negative covenants contained in the related documentation could adversely affect our financial health and business and future operations by limiting our ability to, among other things, satisfy our obligations under the 2025 Loan Agreement, refinance our debt on terms acceptable to us or at all, plan for and adjust to changing business, industry and market conditions, use our available cash flow to fund future acquisitions and make dividend payments, and obtain additional financing for working capital, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity.

If we default under the 2025 Loan Agreement, Oxford may accelerate all of our repayment obligations and exercise all of their rights and remedies under the 2025 Loan Agreement and applicable law, potentially requiring us to renegotiate our agreement on terms less favorable to us. Further, if we are liquidated, the lenders’ right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. Oxford could declare a default upon the occurrence of customary events of default, including events that they interpret as a material adverse change as delineated in the 2025 Loan Agreement, payment defaults or breaches of certain affirmative or negative covenants, thereby requiring us to repay the loan immediately. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. Additionally, if we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

Clinical development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Failure can occur at any stage of clinical development. We have never submitted a Biologics License Application (BLA) to the FDA or similar drug approval filings to comparable foreign authorities. If we are ultimately unable to obtain regulatory approval for our product candidates, we will be unable to generate product revenue and our business, financial condition, results of operations and prospects will be significantly harmed.

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

Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical studies and initial clinical trials. For example, atacicept has been the subject of clinical trials by prior sponsors, including a Phase 2 trial in systemic lupus erythematosus (SLE), that missed its primary endpoint in the overall study population. In the future, clinical trial failures may result from a multitude of factors including flaws in trial design, dose selection, placebo effect and patient enrollment criteria. A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we or any potential future collaborator may decide, or regulators may require us, to conduct additional clinical trials or nonclinical studies. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Any future delays or abandonment could harm our business, financial condition, results of operations and prospects.

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
changes to clinical trial protocols;
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
•
shutdowns, either temporarily or permanently, of any facility manufacturing our product candidates or any of their components, including by order from the FDA or comparable foreign regulatory authorities due to violations of current good manufacturing practice (cGMP) or similar foreign requirements, regulations or other applicable requirements;
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

The biotechnology industry is intensely competitive and subject to rapid and significant technological change. Our competitors include multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. The current standard-of-care for IgAN consists of treatment with off-label use of RAAS inhibitors, including ACE inhibitors and ARBs, to control blood pressure, or steroids with or without other immunosuppressive agents to non-specifically reduce inflammation. SGLT2 inhibitors, including AstraZeneca’s Farxiga, which is approved for chronic kidney disease, is becoming the standard-of-care in some geographies including the United States. Among emerging therapies, we consider our most direct competitors with respect to atacicept in IgAN to be approved products: the reformulated steroid from Asahi Kasei Corp., endothelin and angiotensin II receptor antagonist from Travere Therapeutics, Inc., and both the complement inhibitor and selective ETA receptor agonist from Novartis; programs in Phase 3 clinical development: Otsuka Pharmaceutical Co, Ltd., Alnylam Pharmaceuticals Inc., Roche/Ionis, Vertex, AstraZeneca, Biogen, Takeda, and Novartis; and the following companies with programs in Phase 2 of clinical development: Arrowhead Pharmaceuticals, NovelMed, and Eladon Pharmaceuticals.

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
•
the FDA or comparable foreign regulatory authorities may determine that our product candidates are not safe, pure, and/or potent (or effective), only moderately effective, or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use;
•
the population studied in the clinical trial may not be sufficiently broad or representative to assure efficacy and safety in the full population for which we seek approval, potentially resulting in a restrictive label and limiting commercial use;
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

In addition, even if we obtain approval of our product candidates for one indication, regulatory authorities may not approve such product candidates for other indications, may impose significant limitations in the form of narrow indications, warnings, or a Risk Evaluation and Mitigation Strategy (REMS). Certain regulatory authorities may grant approval contingent on the performance of costly post-marketing clinical trials or may approve them with a label that does not include the labeling claims necessary or desirable for successful commercialization of our product candidates. In addition, if we are unable to obtain regulatory approval, or if regulatory approval results in a limited label, our business, financial condition, results of operation and prospects will be significantly harmed.

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

Our business exposes us to significant product liability risks inherent in the development, testing, manufacturing and marketing of therapeutic treatments. Product liability claims could delay or prevent completion of our development programs. If we succeed in obtaining regulatory approval of a product, such claims could result in an FDA or other regulatory authority investigation of the safety and effectiveness of our product, our manufacturing processes and facilities or our marketing programs. FDA or other regulatory authority investigations could potentially lead to a recall of our product or more serious enforcement action, limitations on the approved indications for which it may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our product, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources and substantial monetary awards to trial participants or patients. We currently have product liability insurance that we believe is appropriate for our stage of development and may need to obtain higher levels prior to marketing any product candidate, if approved. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could significantly harm our business, financial condition, results of operations and prospects.

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

If product candidates we develop are associated with undesirable side effects or have unexpected characteristics in nonclinical studies or clinical trials when used alone or in combination with other approved products or investigational drugs, we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment-related side effects could also affect participant recruitment or the ability of enrolled subjects to complete a trial, or result in potential product liability claims. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected product candidate and may significantly harm our business, financial condition, results of operations and prospects.

Participants in our ongoing and planned clinical trials may in the future suffer significant adverse events or other side effects not observed in our nonclinical studies or previous clinical trials. Our product candidates may be used as chronic therapies or be used in pediatric populations, for which safety concerns may be particularly scrutinized by regulatory authorities. In addition, if atacicept, MAU868, VT-109, or any future product candidates we may develop, are used in combination with other therapies, atacicept, MAU868, VT-109, or any future product candidates we may develop may exacerbate adverse events associated with the therapy and it may not be possible to determine whether such adverse events were caused by our product candidate or the agent with which it was combined. The inclusion of patients with advanced disease in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses.

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

In addition, if a product receives the first FDA approval for the disease or condition for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same disease or condition for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity for the orphan patient population. Exclusive marketing rights in the United States may also be unavailable if we or our collaborators seek approval for a disease or condition broader than the orphan designated disease or condition and may be lost if the FDA later determines that the request for designation was materially defective. Even if we obtain orphan drug designation, we may not be the first to obtain marketing approval for any particular orphan disease or condition due to the uncertainties associated with developing pharmaceutical products. Further, even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is safer, more effective, or makes a major contribution to patient care.

We received orphan medicinal product designation for atacicept in the European Union (EU) in October 2024. In the EU, a medicinal product may receive orphan designation under Article 3 of Regulation (EC) 141/2000 if its sponsor can establish that (i) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition and (ii) either (1) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (2) the product, without the benefits derived from orphan status, would be unlikely to generate sufficient returns in the EU to justify the necessary investment in its development. Moreover, in order to obtain orphan designation in the EU it is necessary to demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU or, if such a method exists, the product will be of significant benefit to those affected by the condition. The application for orphan designation must be submitted before the application for marketing authorization. Orphan medicinal product designation entitles an applicant to financial incentives such fee reductions or fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. Moreover, upon grant of a marketing authorization and assuming the requirements for orphan designation are also met at the time the marketing authorization is granted, orphan medicinal product are entitled to a ten-year period of market exclusivity for the approved therapeutic indication, which means that the EMA cannot accept another marketing authorization application or accept an application to extend for a similar product and the European Commission cannot grant a marketing authorization for the same indication for a period of ten years. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed pediatric investigation plan (PIP). No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan medicinal product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. This period may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan drug designation, for example because the product is sufficiently profitable not to justify continued market exclusivity. In addition, a marketing authorization may be granted to a similar medicinal product with the same orphan indication during the 10 year period of market exclusivity on an individual basis in very select cases, such as with consent from the marketing authorization holder, if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities of the authorized product or if the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior to the original orphan medicinal product. A company may voluntarily remove a product from the register of orphan products.

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

If a drug or biologic is intended for the treatment of a serious or life-threatening condition or disease, whether alone or in combination with other drugs or biologics, and nonclinical or clinical data demonstrate the potential to address an unmet medical need for such condition or disease, the product candidate may qualify for FDA Fast Track designation, for which sponsors must apply. The FDA has broad discretion whether or not to grant this designation. Fast Track designation allows for more frequent communication with the FDA and the potential for rolling review of a marketing application. Although we have received Fast Track designation for the investigation of MAU868 for the prevention of BK viremia in renal transplant and hematopoietic stem cell transplant recipients, we may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

We may in the future seek an accelerated approval for atacicept, MAU868, VT-109, or future product candidates we may develop. For example, if the results from our Phase 3 trial of atacicept in patients with IgAN are positive, we may seek accelerated approval with the FDA based on results from this trial, which may not be granted. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. For example, endpoints assessing changes in UPCR have been accepted by FDA as surrogate primary endpoints for clinical trials of drugs targeting patients with IgAN, while assessments of eGFR slope have been viewed by regulators as the more conventional endpoint assessing clinical benefit in IgAN patients. We may seek accelerated approval based on the UPCR endpoint while completing the Phase 3 trial to collect eGFR data to demonstrate improvement in kidney function. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to complete ongoing trials and/or conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit and to report regularly to the FDA on progress of such trials. Additionally, unless and until converted to full approval at the time of satisfying the conditions of any accelerated approval letter, the sponsor must submit any promotional materials for the accelerated approval drug to FDA at least 30 days prior to use. Third-party payors may refuse to provide coverage or reimbursement for the drug until the confirmatory studies are complete. Additionally, if such post-approval studies fail to confirm the drug’s clinical benefit, or if the product sponsor fails to complete any confirmatory studies in a timely manner, the FDA may withdraw its approval of the drug on an expedited basis.

Prior to seeking accelerated approval for atacicept, MAU868, or VT-109, we intend to seek feedback from the FDA and will otherwise evaluate our ability to seek and receive accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit a BLA, for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent FDA feedback we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval, there can be no assurance that such submission or application will be accepted or that any expedited review or approval will be granted on a timely basis, or at all. The FDA or comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited review or approval for atacicept, MAU868, or VT-109 would result in a longer time period to commercialization of such product candidate, could increase the cost of development of atacicept, MAU868, or VT-109 and could harm our competitive position in the marketplace.

A Breakthrough Therapy Designation from the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive FDA approval.

We have obtained Breakthrough Therapy Designation from the FDA for atacicept for the treatment of IgAN, and we may seek additional Breakthrough Therapy Designations for our product candidates where we believe the clinical data support such designation. A “Breakthrough Therapy” is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition, where preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as Breakthrough Therapies, increased interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Products designated as Breakthrough Therapies also receive the same benefits associated with Fast Track designation, including eligibility for rolling review of a submitted BLA.

Designation as a Breakthrough Therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a Breakthrough Therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy Designation for a product candidate may not result in a faster development process or review and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as Breakthrough Therapies, the FDA may later decide that the product candidate no longer meets the conditions for qualification and rescind the designation.

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

We believe that any of our product candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products will depend on a number of marketplace and regulatory factors that are still developing.

In the European Union, upon receiving a marketing authorization, innovative medicinal products are generally entitled to receive eight years of data exclusivity and an additional two years of market exclusivity. Data exclusivity, if granted, prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic or biosimilar application for eight years from the date of authorization of the innovative product, after which a generic or biosimilar marketing authorization application can be submitted, and the innovator’s data may be referenced. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the European Union until ten years have elapsed from the initial marketing authorization of the reference product in the European Union. The overall ten-year period may, occasionally, be extended for a further year to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the European Union’s regulatory authorities to be a new chemical/biological entity, and products may not qualify for data exclusivity. In the EU, there is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product. For such products, the results of appropriate preclinical or clinical trials must be provided in support of an application for marketing authorization. Guidelines from the EMA detail the type of quantity of supplementary data to be provided for different types of biological product.

If any approved products are subject to biosimilar competition sooner than we expect, we will face significant pricing pressure and our commercial opportunity will be limited.

The successful commercialization of any product candidate we develop will depend in part on the extent to which governmental authorities, private health insurers, and other third-party payors provide coverage and adequate reimbursement. Failure to obtain or maintain coverage and adequate reimbursement for our product candidates, if any and if approved, could limit our ability to market those products and decrease our ability to generate revenue.

We intend to seek approval to market atacicept, MAU868, and VT-109 in the United States, the EU, and certain foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for atacicept, MAU868, or VT-109, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the EU, the pricing of drugs is subject to governmental control and other market regulations which could put pressure on the pricing and usage of atacicept, MAU868, or VT-109. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In addition, in the United States, the EU, and other jurisdictions, market acceptance and sales of an approved product candidate will depend significantly on the availability of adequate coverage and reimbursement from third-party payors.

The availability and extent of coverage and adequate reimbursement by third-party payors, including government health administration authorities, private health coverage insurers, managed care organizations and other third-party payors is essential for most patients to be able to afford treatments. If we obtain marketing approval of a product candidate, sales of such product will depend substantially, both in the United States and internationally, on the extent to which the costs of the product will be covered and reimbursed by third-party payors. If reimbursement is not available, or is available only at inadequate levels, we may not be able to successfully commercialize any product candidates we develop. Even if coverage is provided, the approved reimbursement amount may not be sufficient to allow us to establish or maintain pricing to support an adequate return on our investment. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not successfully commercialize any product candidate for which we obtain marketing approval.

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the United States, for example, principal decisions about reimbursement for new products under Medicare are typically made by the Centers for Medicare & Medicaid Services (CMS), an agency within the U.S. Department of Health and Human Services (HHS). Private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. As a result, the coverage determination process is often time-consuming and costly. This process will require us to provide scientific and clinical support for the use of our product to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Governmental payors, as well as other third-party payors, including pharmacy benefit managers, have attempted to control costs by limiting coverage and the amount of reimbursement for particular products and requiring substitutions of generic products and/or biosimilars. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Further, such payors are increasingly examining the medical necessity and reviewing the cost effectiveness of medical product candidates. There may be especially significant delays in obtaining coverage and reimbursement for newly approved drugs. Third-party payors may limit coverage to specific product candidates on an approved list, known as a formulary, which might not include all FDA-approved drugs for a particular indication. We may need to conduct expensive pharmaco-economic studies to demonstrate the medical necessity and cost effectiveness of our product. Nonetheless, atacicept, MAU868, VT-109, or any future product candidates we may develop may not be considered medically necessary or cost effective. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, whether the level of reimbursement will be adequate.

Outside the United States, pharmaceutical sales are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as atacicept, MAU868, VT-109, or any future product candidates we may develop. In many countries, particularly the countries of the EU, medical product prices are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after a product receives marketing approval. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical study that compares the cost-effectiveness of atacicept, MAU868, VT-109 or any future product candidates we may develop to other available therapies. The Health Technology Assessment (HTA) of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU member states, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU member states. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU member states. In December 2021, Regulation No. 2021/2282 on HTA, amending Directive 2011/24/EU, was adopted in the EU. This Regulation, which entered into force in January 2022 began to apply on January 12, 2025 through a phased implementation. It is intended to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The Regulation will permit EU member states to use common HTA tools, methodologies, and procedures across the EU to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EU member states for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected. In general, product prices under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for atacicept, MAU868, VT-109, or any future product candidates we may develop. Accordingly, in markets outside the United States, the reimbursement for any product that we commercialize may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

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

Current and future healthcare reform legislation or regulation may increase the difficulty and cost for us to commercialize our product candidates and may adversely affect the prices we may obtain and may have a negative impact on our business and results of operations.

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

We expect that the Affordable Care Act, the IRA, as well as other healthcare reform measures that may be adopted in the future, particularly under the Trump administration, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, achieve and sustain profitability or commercialize atacicept, MAU868, VT-109, or any future product candidates we may develop.

The Trump administration has issued executive orders that address the pricing of pharmaceuticals in the U.S. and propose a so-called most favored nation pricing policy, which would tie the price of drugs in the U.S. to the lowest price in a group of other countries. While it is unclear whether and how the Trump administration’s proposals will be implemented, the policies are likely to have a negative impact on the pharmaceutical industry. Even proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business.

The terms of future potential marketing approvals for our product candidates and ongoing regulation regarding promotional activities and post-market obligations may limit how we manufacture and market products that are approved, and compliance with such requirements may involve substantial resources, which could materially impair our ability to generate revenue.

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
•
additional recordkeeping.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. As an example, the regulatory landscape related to clinical trials in the EU has evolved. The EU Clinical Trials Regulation (CTR), which was adopted in April 2014 and repeals the EU Clinical Trials Directive (CTD), became applicable on January 31, 2022. While the CTD required a separate clinical trial application (CTA), to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each EU member state, leading to a single decision for each EU member state. The assessment procedure for the authorization of clinical trials has been harmonized as well, including a joint assessment by all EU member states concerned, and a separate assessment by each EU member state with respect to specific requirements related to its own territory, including ethics rules. Each EU member state’s decision is communicated to the sponsor via the centralized EU portal. Once the clinical trial is approved, clinical study development may proceed. The CTR foresaw a three-year transition period that ended on January 31, 2025. Since this date, all new or ongoing trials are subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans. In light of the entry into application of the CTR on January 31, 2022, we were required to transition clinical trials for which we have obtained regulatory approvals in accordance with the CTD to the regulatory framework of the CTR. Transition of clinical trials governed by the CTD to the CTR was required for clinical trials which had at least one site active in the EU on January 30, 2025. A timely transitioning application was filed with the competent authorities of EU member states through the Clinical Trials Information Systems (CTIS) in order to continue the clinical trial past January 30, 2025.

Furthermore, on April 11, 2025, the UK adopted an amendment to the UK clinical trials regulations intended to support a more streamlined and flexible regulation of clinical trials, removing unnecessary administrative burdens on trial sponsors, whilst protecting the interests of trial participants. It also intends to bring the UK regulatory framework for clinical trials, which is still based on the CTD, into closer alignment with the CTR. The amendment will become applicable on April 10, 2026 following a one-year transition period, and the MHRA will publish guidance intended to provide support during the transition period and once the amendment becomes applicable.

In addition, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. On April 26, 2023, the European Commission published a proposal for a new Directive and Regulation to revise the existing pharmaceutical legislation. The European Parliament and the Council of the European Union adopted their respective positions on April 10, 2024 and June 4, 2025. Subsequent inter-institutional trilogue negotiations are expected to last until at least the end of 2025/early 2026. The proposed revisions remain to be agreed upon and adopted, and are not expected to become applicable before the end of 2027. The proposals may therefore still evolve but could potentially reduce the duration of regulatory data protection and revise the eligibility for expedited pathways, among other things. The revisions may have a significant impact on the pharmaceutical industry and our business in the long term.

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

We are subject to stringent and evolving U.S. and foreign laws, regulations and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class actions) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business information, trade secrets, intellectual property, information we collect about trial participants in connection with clinical trials in the U.S. and abroad, and sensitive third-party information (collectively, sensitive information). Our data processing activities subject us to numerous obligations relating to data privacy and security, such as various state, federal, and foreign laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual obligations and other obligations relating to data privacy and security.

Outside the United States, our operations may be subject to an increasing number of laws, regulations and industry standards governing data privacy and security. For example, the EU’s General Data Protection Regulation (EU GDPR) and the UK’s Data Protection Act 2018 (UK GDPR) (collectively, GDPR), Canada’s Personal Information Protection and Electronic Documents Act (PIPEDA), Australia’s Privacy Act, India’s Information Technology Act, China’s Personal Information Protection Law (PIPL) and South Korea’s Personal Information Protection Act impose strict requirements for processing of personal data, including clinical trials participants and other individuals. For instance, companies that violate the GDPR can face private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests, temporary or definitive prohibitions on data processing and other corrective actions, fines of up to the greater of 20 million Euros under the EU GDPR / 17.5 million pounds under the UK GDPR, or 4% of their worldwide annual revenue, whichever is higher. Furthermore, China’s PIPL imposes a set of specific obligations on covered businesses in connection with their processing and transfer of personal data and imposes fines of up to RMB 50 million or 5% of the prior year’s total annual revenue of the violator.

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

In the United States federal, state and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g. Section 5 of the Federal Trade Commission Act), other similar laws (e.g. wiretapping laws). For example, HIPAA, as amended by HITECH, imposes, among other things, specific requirements relating to the privacy, security, and transmission and breach reporting of individually identifiable health information.

Additionally, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act (collectively, the CCPA), requires covered businesses that process the personal data of California residents to, among other things: to (i) provide specific disclosures to California residents in privacy notices; (ii) honor requests of such individuals to exercise certain privacy rights; and (iii) enter into specific contractual provisions with service providers that process California resident personal data on the business’s behalf. The CCPA also provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. Similar laws have been enacted or are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. While certain of these laws exempt or may exempt data processed in the context of clinical trials, these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties with whom we work.

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

We may at times fail (or be perceived to have failed) in our effort to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third-party partners (such as contract research organizations and clinical trial sites) may fail (or be perceived to have failed) to comply with such obligations, which could negatively impact our business operations. If we or our third-party partners fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class actions) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process sensitive information or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

As of June 30, 2025, we had 192 full-time employees, including 118 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we continue to operate as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We have incurred losses during our history, we expect to continue to incur significant losses for the foreseeable future, and we may never achieve profitability. As of December 31, 2024, we had federal and state net operating loss (NOL) carryforwards of $171.8 million and $37.5 million, respectively, of which $10.2 million of federal NOL carryforwards and $37.0 million of state NOL carryforwards will begin expiring in the years 2032 and 2036, respectively, if not utilized. We also have $161.5 million of federal NOL carryforwards as of December 31, 2024, that do not expire. Our NOL carryforwards are subject to review and possible adjustment by the U.S. and state tax authorities. NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law. NOLs arising in tax years beginning after December 31, 2017, and before January 1, 2021 may be carried back to each of the five tax years preceding the tax year of such loss, and NOLs arising in tax years beginning after December 31, 2020 may not be carried back. Federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of current year taxable income. At the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California recently enacted legislation that, with certain exceptions, suspends the ability to use California net operating losses to offset California income and limits the ability to use California business tax credits to offset California taxes, for taxable years beginning after 2023 and before 2027. It is generally uncertain if and to what extent various states will conform to federal tax laws.

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

We have relied upon and plan to continue to rely upon third parties, including independent clinical investigators and third-party CROs, to conduct certain aspects of our nonclinical studies and clinical trials and to monitor and manage data for our ongoing nonclinical and clinical programs. We rely on these parties for execution of our nonclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors and CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for the conduct of clinical trials, as well as Good Laboratory Practices (GLPs), which include regulations and guidelines governing the conduct of certain nonclinical studies. Regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties or our CROs fail to comply with applicable GCPs, GLPs, or similar requirements, the data generated in our studies and clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials or nonclinical studies before approving our marketing applications, if ever. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials or nonclinical studies have complied with GCP or GLP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations or similar foreign requirements. Failure to comply and maintain adequate documentation with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be adversely affected if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

Prior to obtaining the rights to MAU868 from Amplyx, third parties had been responsible for all development activities. Although we believe these historical development activities were conducted in accordance with applicable rules and regulations in material respects, we cannot assure you that we will not discover inaccuracies or noncompliance in prior development activities that have an adverse effect on the future development of MAU868. For example, a regulatory authority may choose to inspect an investigational site and/or vendor such as a CRO for an MAU868 study that was previously conducted by Amplyx. Findings from such inspections could have an impact on the review of any future marketing applications by the FDA or foreign regulatory authorities.

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

We have limited control over the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP regulations or similar foreign requirements for manufacturing both active drug substances and finished drug products. Third-party manufacturers may not be able to comply with cGMP regulations or similar foreign requirements. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, they will not be able to secure and/or maintain marketing approval for their manufacturing facilities. In addition, we have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates, or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market our product candidates, if approved. We, or our contract manufacturers, any future collaborators and their contract manufacturers could be subject to periodic unannounced inspections by the FDA or other comparable foreign regulatory authorities, to monitor and ensure compliance with cGMP or similar foreign requirements. Despite our efforts to audit and verify regulatory compliance, one or more of our third-party manufacturing vendors may be found on regulatory inspection by the FDA or other comparable foreign regulatory authorities to be noncompliant with cGMP regulations or similar foreign requirements. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including shutdown of the third-party vendor or invalidation of drug product lots or processes, fines, injunctions, civil penalties, delays, suspension, variation or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or other drugs necessary for the development or commercialization of our product candidates and significantly harm our business, financial condition, results of operations and prospects.

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

The trading price of our common stock has been, and is likely to be, highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. For example, the closing price of our common stock from January 1, 2024 to August 1, 2025, has ranged from a low of $14.91 to a high of $49.75. The stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

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

As of June 30, 2025, there were 63,823,665 shares of common stock outstanding and held of record by 16 stockholders. The number of record holders of our common stock does not include DTC participants or beneficial owners holding shares through nominee names.

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

We are a large accelerated filer, and we are no longer able to avail ourselves of certain reduced disclosure requirements applicable to emerging growth companies and/or smaller reporting companies.

We are a large accelerated filer and additional disclosure requirements applicable to non-emerging growth companies and non-smaller reporting companies that were not applicable to us in the past have increased and will continue to increase our legal and financial compliance costs. In addition, any failure to comply with these additional requirements in a timely manner, or at all, could have an adverse effect on our business and results of operations and could cause a decline in the price of our common stock.

We do not currently intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation of the value of our common stock.

We have never declared or paid any cash dividends on our equity securities. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, the terms of the 2025 Loan Agreement restrict our ability to declare and pay dividends without the prior written consent of Oxford. Any return to stockholders will therefore be limited to any appreciation in the value of our common stock, which is not certain.

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

In the ordinary course of business, we and our third-party partners (such as contract research organizations and clinical trial sites) process confidential information, including intellectual property, proprietary business information, preclinical and clinical trial data and personal data (such as sensitive information) (collectively, Confidential Information).

As a result, we and our third-party partners are vulnerable to a variety of evolving threats that could cause security incidents. Cyberattacks, malicious internet-based activity, online and offline fraud and other similar activities threaten the confidentiality, integrity, and availability of our Confidential Information and information technology systems, and those of our third-party partners. These threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors that are becoming increasingly sophisticated in using techniques and tools – including artificial intelligence – that circumvent security controls, evade detection and remove forensic evidence.

Some actors, including without limitation nation-state and nation-state-supported actors, now engage and are expected to continue to engage in cyberattacks for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and our third-party partners (such as contract research organizations and clinical trial sites) may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services.

We and our third-party partners are also subject to a variety of evolving threats, including but not limited to errors or malfeasance by personnel, malware (including as a result of advanced persistent threat intrusions), malicious code (such as viruses and worms), software vulnerabilities, hacking, denial or degradation of service attacks, misconfigurations, credential stuffing, social-engineering attacks (including deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), ransomware attacks, supply-chain attacks, software “bugs”, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by AI, telecommunications and electrical failures, earthquakes, fires, floods and other similar threats. Any integration of AI in our or any third party’s operations, products or services is expected to pose new or unknown cybersecurity risks and challenges.

In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of Confidential Information and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

Remote work has become more common and has increased risks to our information technology systems and Confidential Information, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

In addition, our reliance upon third-party partners and technologies to operate critical business systems and to process Confidential Information could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We rely on third-party partners in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, content delivery to customers, and other functions. We also rely on third-party partners to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place. If our third-party partners experience or have experienced a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party partners fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

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

Any of the previously identified or similar threats could cause a security incident or other interruption from time to time that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our Confidential Information or our information technology systems, or those of the third-party partners. A security incident or other interruption could disrupt our ability (and that of our third-party partners (such as contract research organizations and clinical trial sites)) to provide our products or services. We may expend significant resources or modify our business activities (including our clinical trial activities) in an effort to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and Confidential Information. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss, corruption or unauthorized disclosure of our trade secrets, personal data or other proprietary or sensitive information or other similar disruptions. For example, the loss of clinical trial data from completed or ongoing clinical trials could result in delays in our development and regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators and investors, of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. Security incidents, or perceived security incidents, may result in material adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing information (including personal data); substantial remediation costs; litigation (including class actions); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms.

There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our information technology systems and Confidential Information. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be certain that our insurance coverage will be adequate or sufficient to protect us from or mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available to us on economically reasonable terms, or at all, or that such coverage will pay future claims.

In addition to experiencing a security incident, third parties may gather, collect, or infer Confidential Information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, our Confidential Information could be leaked, disclosed or revealed as a result of or in connection with our employees’, personnel’s or third-party partners’ use of generative AI technologies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The terms of the 2025 Loan Agreement restrict our ability to declare and pay dividends without the prior written consent of Oxford.

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

10.1¥

Loan and Security Agreement between Vera Therapeutics, Inc. and Oxford Finance LLC, as collateral agent, and certain lenders including Oxford Finance Credit Fund II LP, Oxford Finance Credit Fund III LP, and Oxford Finance Credit Fund IV LP and the other parties thereto, dated June 2, 2025.

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

¥ Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

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

Vera Therapeutics, Inc.

Date: August 5, 2025	By:	/s/ Marshall Fordyce
Marshall Fordyce, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2025	By:	/s/ Sean Grant
Sean Grant
Chief Financial Officer (Principal Financial Officer)