Form 10-Q
period 2025-09-30
Vera Therapeutics, Inc.
filed 2025-11-05
CIK 1831828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of October 30, 2025, the registrant had 63,928,066 shares of common stock, $0.001 par value per share, outstanding, consisting solely of Class A common stock, $0.001 par value per share.

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
•
We have incurred net losses since inception, and have never generated revenue from product sales. We expect to continue to incur net losses at least until we have one or more approved products that achieve commercial success.
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
•
Disruptions at the FDA and other government agencies caused by funding shortages, staffing limitations, or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, and prevent new or modified products from being developed, reviewed, approved or commercialized in a timely manner or at all, which could negatively impact our business.
•
Biosimilars to our product candidates may provide competition sooner than anticipated.
•
Unfavorable geopolitical and global economic conditions, including tariffs and trade tensions, could adversely affect our business, financial condition and results of operations.
•
Our success is highly dependent on our ability to attract and retain highly skilled executive officers, employees and key consultants.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERA THERAPEUTICS, INC.

Condensed Balance Sheets

(in thousands, except share amounts)

	September 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$57,773	$92,646
Marketable securities	439,616	548,206
Prepaid expenses and other assets, current	13,922	10,366
Total current assets	511,311	651,218
Property and equipment, net	1,155	960
Operating lease right-of-use assets	2,036	3,372
Prepaid expenses and other assets, noncurrent	3,001	131
Total assets	$517,503	$655,681
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,950	$7,665
Operating lease liabilities	473	1,483
Accrued expenses and other liabilities, current	23,457	16,223
Total current liabilities	41,880	25,371
Long-term debt	74,648	50,687
Operating lease liabilities, noncurrent	2,095	2,468
Total liabilities	118,623	78,526
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 authorized as of September 30, 2025 and December 31, 2024; no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A common stock, $0.001 par value; 500,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 63,894,845 and 63,559,858 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	64	64
Additional paid-in capital	1,067,703	1,037,948
Accumulated other comprehensive income	881	393
Accumulated deficit	(669,768)	(461,250)
Total stockholders’ equity	398,880	577,155
Total liabilities and stockholders’ equity	$517,503	$655,681

The accompanying notes are an integral part of these unaudited condensed financial statements.

VERA THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$56,473	$40,314	$155,946	$92,825
General and administrative	27,459	9,487	65,321	25,431
Total operating expenses	83,932	49,801	221,267	118,256
Loss from operations	(83,932)	(49,801)	(221,267)	(118,256)
Other income (expense):
Interest income	5,736	4,761	18,962	14,051
Interest expense	(1,960)	(1,936)	(5,627)	(5,755)
Other (expense) income, net	(137)	344	(586)	1,237
Total other income, net	3,639	3,169	12,749	9,533
Net loss	$(80,293)	$(46,632)	$(208,518)	$(108,723)
Other comprehensive loss:
Change in unrealized gains and losses on marketable securities	354	1,494	488	793
Comprehensive loss	$(79,939)	$(45,138)	$(208,030)	$(107,930)
Net loss per share attributable to common stockholders, basic and diluted	$(1.26)	$(0.85)	$(3.27)	$(2.03)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	63,847,055	54,898,297	63,769,948	53,537,910

The accompanying notes are an integral part of these unaudited condensed financial statements.

VERA THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Class A Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2024	63,559,858	$64	$1,037,948	$393	$(461,250)	$577,155
Issuance of common stock pursuant to exercise of options	100,587	—	982	—	—	982
Issuance of common stock upon vesting of restricted stock units	90,283	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	23,430	—	551	—	—	551
Stock-based compensation	—	—	7,744	—	—	7,744
Unrealized gain on marketable securities	—	—	—	261	—	261
Net loss	—	—	—	—	(51,694)	(51,694)
Balances as of March 31, 2025	63,774,158	$64	$1,047,225	$654	$(512,944)	$534,999
Issuance of common stock pursuant to exercise of options	45,162	—	464	—	—	464
Issuance of common stock upon vesting of restricted stock units	4,345	—	—	—	—	—
Stock-based compensation	—	—	9,472	—	—	9,472
Unrealized loss on marketable securities	—	—	—	(127)	—	(127)
Net loss	—	—	—	—	(76,531)	(76,531)
Balances as of June 30, 2025	63,823,665	$64	$1,057,161	$527	$(589,475)	$468,277
Issuance of common stock pursuant to exercise of options	4,882	—	31	—	—	31
Issuance of common stock upon vesting of restricted stock units	28,390	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	37,908	—	766			766
Stock-based compensation	—	—	9,745	—	—	9,745
Unrealized gain on marketable securities	—	—	—	354	—	354
Net loss	—	—	—	—	(80,293)	(80,293)
Balances as of September 30, 2025	63,894,845	$64	$1,067,703	$881	$(669,768)	$398,880

	Class A Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2023	44,452,161	$44	$410,492	$251	$(309,102)	$101,685
Issuance of common stock from underwritten follow-on offering, net of offering costs	9,274,194	9	269,583	—	—	269,592
Issuance of common stock pursuant to exercise of options	708,897	1	6,612	—	—	6,613
Issuance of common stock upon vesting of restricted stock units	938	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	21,181	—	298	—	—	298
Proceeds from short swing settlement	—	—	37	—	—	37
Stock-based compensation	—	—	4,124	—	—	4,124
Unrealized loss on marketable securities	—	—	—	(424)	—	(424)
Net loss	—	—	—	—	(28,383)	(28,383)
Balances as of March 31, 2024	54,457,371	$54	$691,146	$(173)	$(337,485)	$353,542
Issuance of common stock pursuant to exercise of options	358,265	1	3,438	—	—	3,439
Issuance of common stock upon vesting of restricted stock units	937	—	—	—	—	—
Stock-based compensation	—	—	4,873	—	—	4,873
Unrealized loss on marketable securities	—	—	—	(277)	—	(277)
Net loss	—	—	—	—	(33,708)	(33,708)
Balances as of June 30, 2024	54,816,573	$55	$699,457	$(450)	$(371,193)	$327,869
Issuance of common stock pursuant to exercise of options	100,628	—	505	—	—	505
Issuance of common stock upon vesting of restricted stock units	105,597	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	7,763	—	247	—	—	247
Repurchase of common stock	(4,450)	—	(13)	—	—	(13)
Stock-based compensation	—	—	5,588	—	—	5,588
Unrealized gain on marketable securities	—	—	—	1,494	—	1,494
Net loss	—	—	—	—	(46,632)	(46,632)
Balances as of September 30, 2024	55,026,111	$55	$705,784	$1,044	$(417,825)	$289,058

The accompanying notes are an integral part of these unaudited condensed financial statements.

VERA THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(208,518)	$(108,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	333	50
Accretion of discount and amortization of premium on debt securities, net	(5,872)	(6,906)
Accretion of loan exit fee and amortization of loan costs, net	1,220	593
Reduction in the carrying amount of operating lease right-of-use assets	1,336	1,516
Stock-based compensation	26,961	14,585
Payment of VT-109 license fee	800	—
Changes in operating assets and liabilities:
Prepaid expense and other current assets	(3,556)	485
Other assets	50	342
Accounts payable	10,285	(6,516)
Accrued and other liabilities	7,234	10,955
Operating lease liabilities	(1,383)	(1,878)
Net cash used in operating activities	(171,110)	(95,497)
Cash flows from investing activities
Payment of VT-109 license fee	(800)	—
Purchase of property and equipment	(528)	(327)
Purchase of marketable securities	(285,947)	(409,000)
Proceeds from maturities of marketable securities	400,897	201,681
Proceeds from sale of marketable securities	—	4,000
Net cash provided by (used in) investing activities	113,622	(203,646)
Cash flows from financing activities
Proceeds from exercise of stock options and employee stock purchase plan	2,794	11,102
Proceeds from refinancing under loan and security agreement, net	23,338	—
Payment of deferred issuance costs related to unfunded loan commitments	(3,517)	—
Proceeds from short swing settlement	—	37
Repurchase of common stock	—	(13)
Proceeds from issuance of common stock in follow-on offering	—	287,500
Payment of issuance costs and underwriting fees related to follow-on offering	—	(17,908)
Net cash provided by financing activities	22,615	280,718
Net decrease in cash and cash equivalents	(34,873)	(18,425)
Cash and cash equivalents, beginning of period	92,646	45,681
Cash and cash equivalents, end of period	$57,773	$27,256
Supplemental disclosure of cash flow information
Cash paid for interest expense	$5,004	$4,990
Addition to right-of-use assets obtained from operating lease liabilities	$—	$2,487

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

Liquidity

Since inception, the Company has devoted substantially all of its resources to its research and development efforts, pre-clinical studies and clinical trials, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. The Company has incurred recurring net operating losses and has not generated positive cash flows from operations since its inception and had an accumulated deficit of $669.8 million as of September 30, 2025. The Company had cash, cash equivalents and marketable securities of $497.4 million as of September 30, 2025. The Company has funded its operations primarily through the issuance of common stock, redeemable convertible preferred stock, debt financing and convertible notes. Management expects to continue to incur losses and negative cash flows from operations for at least the next several years.

Management believes that the Company’s cash, cash equivalents and marketable securities as of September 30, 2025 will be sufficient to fund its planned operations and capital expenditure requirements for at least the next 12 months subsequent to the issuance date of these financial statements. The Company intends to raise additional capital through public or private equity offerings, debt financing, or other capital sources, which may include strategic collaborations or other arrangements with third parties in order to achieve its long-term business objectives. If the Company fails to obtain necessary capital when needed on acceptable terms, or at all, it could force the Company to delay, limit, reduce or terminate its product development programs, commercialization efforts or other operations.

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

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU is intended to enhance the transparency and decision usefulness of income tax disclosures in response to investor requests. The amendments in ASU 2023-09 address these requests primarily through changes to the effective tax rate reconciliation, disaggregation of income taxes paid, and certain additional income tax-related disclosures. A public entity should apply the amendments in ASU 2023-09 to all annual reporting periods beginning after December 15, 2024. Early adoption is permitted. The ASU applies on a prospective basis. However, retrospective application in all prior periods presented is permitted. The Company will adopt the standard on a retrospective basis as of and for the year ending December 31, 2025. The Company has evaluated the impact of the adoption on its financial statements and related disclosures and determined that it is not material.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update will improve disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, selling, general, and administrative expenses, and research and development). The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company will adopt the standard as of and for the year ending December 31, 2027 and for the interim reporting periods within the year ending December 31, 2028. This ASU will result in the required additional disclosures being included in the Company’s financial statements upon adoption.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update will provide all entities with a practical expedient in developing reasonable and supportable forecasts as part of estimating expected credit losses by assuming that current conditions as of the balance sheet date do not change for the remaining life of the asset. The ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted in both interim and annual reporting periods for which financial statements have not yet been issued or made available for issuance. The Company will adopt the standard as of and for the year ending December 31, 2026 and interim periods within that period and is currently evaluating the impact of the adoption on its financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update will introduce changes to the timing of software cost capitalization based on likelihood of completion for all entities subject to the internal-use software guidance in Subtopic 350-40 and the guidance on website development costs in Subtopic 350-50. The ASU will be effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted as of the beginning of an annual reporting period. The Company is currently evaluating the timing of adoption and the impact of adoption on its financial statements and related disclosures.

Income Taxes

On July 4, 2025, President Trump signed “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14,” commonly referred to as the “One Big Beautiful Bill Act” (“OBBB”), into law. The OBBB makes key elements of the Tax Cuts and Jobs Act permanent, including 100% bonus depreciation and domestic research cost expensing, and raises the limit on business interest expense deductions. Accounting Standards Codification Topic No. 740, Income Taxes, requires that the Company recognize the effects of changes in tax rates and laws in the period in which the legislation is enacted. In accordance with GAAP, the Company accounted for the effects of the changes in the tax law in the periods of enactment which are the three-month and nine-month periods ended September 30, 2025. The OBBB did not have a material impact on our effective income tax rate for the three and nine months ended September 30, 2025.

3. OTHER FINANCIAL STATEMENT INFORMATION

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid clinical trial costs	$4,054	$2,228
Interest income receivable	3,357	3,773
Prepaid software costs	1,074	660
Prepaid drug manufacturing costs	1,026	21
Prepaid medical affairs	999	246
Prepaid insurance	969	709
Prepaid commercial planning costs	889	933
Prepaid professional services fees	405	659
Other	1,149	1,137
Total prepaid expenses and other current assets	$13,922	$10,366

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued payroll	$9,715	$6,822
Accrued drug manufacturing expenses	6,039	3,059
Accrued commercial planning expenses	2,284	689
Accrued clinical trial expenses	1,725	3,683
Other accrued expenses and current liabilities	3,694	1,970
Total accrued expenses and other current liabilities	$23,457	$16,223

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

Unrealized gains and losses are reported as a component of other comprehensive income (loss). Fair value of the debt securities was $445.6 million and $552.8 million as of September 30, 2025 and December 31, 2024, respectively.

The following table presents the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2025
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities
Money market funds	Level 1	$48,952	$—	$—	$48,952	$48,952	$—
U.S. Government bonds	Level 2	220,546	500	(7)	221,039	—	221,039
U.S. Government agency securities	Level 2	4,997	1	—	4,998	—	4,998
Corporate debt securities	Level 2	219,172	394	(7)	219,559	5,980	213,579
Total cash equivalents and marketable securities		493,667	895	(14)	494,548	54,932	439,616
Cash		2,841	—	—	2,841	2,841	—
Total		$496,508	$895	$(14)	$497,389	$57,773	$439,616

	December 31, 2024
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities
Money market funds	Level 1	$85,135	$—	$—	$85,135	$85,135	$—
U.S. Government bonds	Level 2	322,960	389	(16)	323,333	—	323,333
U.S. Government agency securities	Level 2	999	1	—	1,000	—	1,000
Corporate debt securities	Level 2	228,446	182	(163)	228,465	4,592	223,873
Total cash equivalents and marketable securities		637,540	572	(179)	637,933	89,727	548,206
Cash		2,919	—	—	2,919	2,919	—
Total		$640,459	$572	$(179)	$640,852	$92,646	$548,206

Marketable debt securities that had been in unrealized loss positions as of September 30, 2025, and December 31, 2024 were in an unrealized loss position for less than 12 months. Unrealized losses from marketable debt securities are primarily attributable to changes in interest rates and not due to credit-related factors. Management does not believe any remaining unrealized losses represent impairments or credit-related losses based on evaluation of available evidence.

The following table classifies the estimated fair value of investments in available-for-sale marketable debt securities by effective contractual maturity dates (in thousands):

September 30, 2025
Due within one year	$350,602
Due after one year to two years	89,014
Total marketable securities	$439,616

5. LEASES

The Company has entered into a non-cancellable operating sublease for its headquarters office space which expires in 2029 and does not include any option to renew. The Company also leased a facility in South San Francisco, California, that was subleased to a third party. Both the lease and the sublease of this facility ended in September 2025.

Components of net lease cost are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$690	$669	$2,069	$1,940
Variable lease cost	(15)	13	(5)	38
Total operating lease cost	675	682	2,064	1,978
Less: sublease income	(499)	(487)	(1,496)	(1,462)
Net lease cost	$176	$195	$568	$516

Other supplemental information related to operating leases is as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash paid for operating lease liabilities	$2,111	$2,381

	September 30, 2025	December 31, 2024
Weighted-average discount rate for operating leases	12.5%	11.3%
Weighted-average remaining lease term	3.5 years	3.0 years

As of September 30, 2025, the maturities of operating lease liabilities are as follows (in thousands):

2025 (remaining)	$179
2026	830
2027	966
2028	995
2029	254
Total minimum lease payments	3,224
Less: Imputed interest	(656)
Present value of operating lease liabilities	2,568
Less: Current portion of operating lease liabilities	(473)
Non-current operating lease liabilities	$2,095

As of September 30, 2025, the Company had not executed any leases that were yet to commence.

6. NOTES PAYABLE

Notes payable consist of the following (in thousands):

		September 30, 2025		December 31, 2024
	Maturity	Effective Interest Rate	Amount	Effective Interest Rate	Amount
Collateralized note 2021-12	N/A	N/A	$—	13.96%	$5,000
Collateralized note 2022-11	N/A	N/A	—	14.09%	20,000
Collateralized note 2023-12	N/A	N/A	—	14.59%	25,000
Collateralized note 2025-06	2030	10.25%	75,000	N/A	—
Total borrowings			75,000		50,000
Unamortized issuance costs net of accrued exit fees			(352)		687
Net carrying amount of debt			$74,648		$50,687

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

2025 Loan Agreement

On June 2, 2025, the Company entered into a new non-revolving loan and security agreement (the 2025 Loan Agreement) with a loan syndicate involving Oxford Finance, OFCF II, OFCF III, and Oxford Finance Credit Fund IV LP (OFCF IV) (collectively, Oxford). The 2025 Loan Agreement has a total borrowing capacity of up to $500.0 million, of which $75.0 million was funded at closing and $50.0 million remains available for draw at the Company’s discretion from January 1, 2026 through December 31, 2026. The Company also has the option to draw up to $75.0 million upon accelerated approval of atacicept in immunoglobulin A nephropathy (IgAN), two tranches of a maximum of $50.0 million upon achievement of certain commercial milestones related to atacicept in IgAN once approved, and up to $200.0 million available at the mutual discretion of the Company and Oxford. As of September 30, 2025, the Company’s outstanding borrowing under the 2025 Loan Agreement was $75.0 million.

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

7. COMMON STOCK

As of September 30, 2025, the Company’s amended and restated certificate of incorporation authorized the Company to issue 500,000,000 shares of Class A common stock and 14,600,000 shares of Class B common stock, each with a par value of $0.001 per share. Each share of Class A common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Class B common stock is non-voting. There were no shares of Class B common stock outstanding as of September 30, 2025 and December 31, 2024. Common stockholders are entitled to receive dividends, as may be declared by the board of directors. Through September 30, 2025, no cash dividends have been declared or paid.

8. STOCK COMPENSATION

Equity Plans

2024 Inducement Plan

In February 2024, the Company adopted the 2024 Inducement Plan (Inducement Plan). The Inducement Plan was adopted by the compensation committee of the Company’s board of directors without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4) and subsequently amended in August 2024, January 2025, and September 2025. In accordance with Rule 5635(c)(4), awards made under the Inducement Plan, including stock options and restricted stock units, may only be granted to newly hired employees as a material inducement to accept employment with the Company. Stock options granted under the Inducement Plan expire no later than ten years from the date of grant.

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

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (ESPP) became effective in May 2021. As of September 30, 2025, 150,090 shares have been issued pursuant to the ESPP. The ESPP generally provides for six-month consecutive offering periods beginning every September 14 and March 14. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation.

The table below summarizes the Company's equity plans as of September 30, 2025:

Plan	Maximum Number of Shares Authorized	Shares Available for Future Issuance
2024 Inducement Plan	3,440,000	832,555
2021 Equity Incentive Plan	10,051,396	2,406,813
2017 Equity Incentive Plan	2,275,305	—
2021 Employee Stock Purchase Plan	1,588,946	1,438,856

Option Activity

Stock option activity under the 2017 EIP, 2021 EIP, and 2024 Inducement Plan for the period ended September 30, 2025 is summarized as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000s)
Outstanding as of December 31, 2024	6,611,797	$16.44	8.11	$172,630
Granted	2,027,910	$27.60
Exercised	(150,631)	$9.81
Cancelled and forfeited	(80,496)	$31.61
Outstanding as of September 30, 2025	8,408,580	$19.10	7.86	$98,024
Options exercisable as of September 30, 2025	4,004,243	$13.47	6.91	$65,445
Vested and expected to vest as of September 30, 2025	8,408,580	$19.10	7.86	$98,024

The aggregate intrinsic value of stock options exercised during the three months ended September 30, 2025 and 2024 was $0.1 million and $3.5 million, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2025 and 2024 was $3.8 million and $34.7 million, respectively. The weighted-average grant date fair value of options granted during the three months ended September 30, 2025 and 2024 was $18.31 per share and $26.35 per share, respectively. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2025 and 2024 was $22.56 per share and $15.91 per share, respectively.

Award Activity

The Company grants restricted stock units (RSU) pursuant to the 2021 EIP and satisfies such grants through the issuance of the Company’s Class A common stock. The following table shows RSU activity for the period ended September 30, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested balance as of December 31, 2024	696,888	$29.63
Granted	973,065	27.96
Vested	(120,031)	21.95
Cancelled and forfeited	(38,502)	32.25
Unvested balance as of September 30, 2025	1,511,420	$29.09

Stock-Based Compensation Expense

The following tables summarize the stock-based compensation expense for stock options and restricted stock units granted to employees and non-employees and for ESPP stock-based compensation that was recorded in the Company’s condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$4,533	$2,261	$12,286	$5,888
General and administrative	5,212	3,327	14,675	8,697
Total stock-based compensation expense	$9,745	$5,588	$26,961	$14,585

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Employees	$9,267	$4,791	$25,103	$12,923
Non-employees	478	797	1,858	1,662
Total stock-based compensation expense	$9,745	$5,588	$26,961	$14,585

As of September 30, 2025, the Company had $68.3 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.6 years. For the three months ended September 30, 2025 and 2024, the Company recognized $6.9 million and $4.7 million of stock-based compensation expense for stock options, respectively. For the nine months ended September 30, 2025 and 2024, the Company recognized $19.7 million and $11.9 million of stock-based compensation expense for stock options, respectively.

As of September 30, 2025, the Company had $37.7 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 3.3 years. For the three months ended September 30, 2025 and 2024, the Company recognized $2.7 million and $0.8 million of stock-based compensation expense for restricted stock units, respectively. For the nine months ended September 30, 2025 and 2024, the Company recognized $6.8 million and $2.5 million of stock-based compensation expense for restricted stock units, respectively.

Stock-based compensation expense related to the ESPP for the three months ended September 30, 2025 and 2024 was $0.1 million and $0.1 million, respectively. Stock-based compensation related to the ESPP for the nine months ended September 30, 2025 and 2024 was $0.4 million and $0.2 million, respectively.

The fair value of stock options granted during the three and nine months ended September 30, 2025 and 2024 was estimated using the Black-Scholes option pricing model based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expected term (in years)	6.0 – 6.1	6.0 – 6.1	5.5 – 6.1	5.5 – 6.1
Expected volatility	81.9% – 82.3%	70.3% – 70.4%	81.8% – 83.9%	70.3% – 73.2%
Risk-free rate	3.8% – 4.1%	3.6% – 4.4%	3.8% – 4.5%	3.6% – 4.6%
Dividend yield	—	—	—	—

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

Indemnification

As of September 30, 2025, the Company did not have any material indemnification claims that were probable and consequently no related liabilities have been recorded.

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

11. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following outstanding potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Class A common stock options issued and outstanding	8,408,580	6,489,459	8,408,580	6,489,459
Unvested restricted stock units	1,511,420	479,537	1,511,420	479,537
Shares reserved for ESPP purchases	18,599	3,794	18,599	3,794
Total	9,938,599	6,972,790	9,938,599	6,972,790

12. SEGMENT REPORTING

The Company has one reportable segment: Therapeutics. This segment is dedicated to developing and commercializing transformative treatments for patients with serious immunological diseases. The Company’s lead product candidate, atacicept, a fusion protein that binds both B-cell activating factor (BAFF) and A proliferation-inducing ligand (APRIL), is being evaluated for the treatment of immunoglobulin A nephropathy (IgAN). The Company also holds worldwide, exclusive development and commercial rights to MAU868, a monoclonal antibody to treat reactivated BK virus (BKV) infections for which the Company completed a Phase 2 clinical trial in 2022, and worldwide, exclusive development and commercial rights to VT-109, a dual BAFF/APRIL inhibitor that is in preclinical development.

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

The Company's reportable segment total operating expenses, including significant segment expenses, and net loss for the three and nine months ended September 30, 2025 and 2024, consisted of the following (in thousands):

	Therapeutics
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Payroll and related	$29,240	$12,136	$75,189	$32,590
Direct research and development - clinical trials	10,466	7,512	35,096	21,123
Direct research and development - contract drug manufacturing	21,909	22,173	54,949	42,704
Depreciation and amortization	129	25	333	50
Other segment items*	22,188	7,955	55,700	21,789
Total operating expenses	83,932	49,801	221,267	118,256
Loss from operations	(83,932)	(49,801)	(221,267)	(118,256)
Other income (expense):
Interest income	5,736	4,761	18,962	14,051
Interest expense	(1,960)	(1,936)	(5,627)	(5,755)
Other segment items**	(137)	344	(586)	1,237
Segment and consolidated net loss	$(80,293)	$(46,632)	$(208,518)	$(108,723)

	Therapeutics
	Nine Months Ended September 30,
Other Significant Items:	2025	2024
Expenditures for additions to long-lived assets	$(528)	$(327)

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

Overview

We are a late clinical-stage biotechnology company focused on developing and commercializing transformative treatments for patients with serious immunological diseases. Our lead product candidate, atacicept, a fully humanized TACI-Fc fusion protein that binds both B-cell activating factor (BAFF) and A proliferation-inducing ligand (APRIL) and is self-administered subcutaneously, is currently being evaluated for the treatment of immunoglobulin A nephropathy (IgAN). In April 2025, we completed full enrollment of ORIGIN 3, the pivotal Phase 3 trial of atacicept 150 mg in IgAN. The primary efficacy endpoint evaluated 36-week urine protein creatinine ratio (UPCR) in the initial cohort of 200 participants. In the second quarter of 2025, we announced positive primary endpoint results from ORIGIN 3.

The Phase 2b ORIGIN clinical trial evaluated the safety and efficacy of atacicept in 116 participants with IgAN and reported positive results at 24 weeks in January 2023, 36 weeks in June 2023, and 96 weeks in October 2024. The trial remained blinded through 36 weeks, after which all participants were eligible for the open label extension portion of the study and received atacicept 150 mg through 96 weeks. At 24 and 36 weeks, atacicept met its primary and key secondary endpoints, respectively, with statistically significant reductions in UPCR, and stable estimated glomerular filtration rate (eGFR) was observed with clinically meaningful and statistically significant difference for participants on atacicept versus placebo. Participants treated with atacicept demonstrated reductions in galactose-deficient IgA1 (Gd-IgA1), the autoantigen produced by B cells in patients with IgAN, and a reduction in hematuria. The improvements in Gd-IgA1, hematuria, UPCR and eGFR represent the quartet of findings consistent with IgAN disease modification. The 96-week open-label extension results showed consistent and sustained reductions in Gd-IgA1, hematuria, and UPCR, with continued eGFR stabilization at a rate similar to the general population without kidney disease. Additionally, atacicept’s safety profile was comparable to placebo. We have committed to providing long-term access to atacicept for all ORIGIN participants in ORIGIN EXTEND, a long-term Phase 2 extension study that offers open-label atacicept to participants who completed ORIGIN Phase 2b or 3 until commercial availability in their country or region. We are also conducting a clinical study to evaluate monthly dosing of atacicept in participants with IgAN. We believe that atacicept has pipeline in a molecule potential, with potential application in multiple diseases. Based on data from the Phase 2b ORIGIN trial, the U.S. Food and Drug Administration (FDA) granted Breakthrough Therapy Designation to atacicept for the treatment of IgAN. In the Phase 2 PIONEER clinical trial, we are evaluating atacicept in non-IgAN autoimmune kidney diseases, including primary membranous nephropathy (pMN), focal segmental glomerulosclerosis (FSGS) and minimal change disease (MCD) in patients with anti-PLA2R antibodies or other auto-antibodies. Potential other future indications include several rheumatologic diseases such as systemic lupus erythematosus and Sjogren’s disease, and hematologic diseases, including idiopathic thrombocytopenic purpura and autoimmune hemolytic anemia. We also hold worldwide, exclusive development and commercial rights to MAU868, a potentially first-in-class monoclonal antibody to treat reactivated BK virus (BKV) infections for which we completed a Phase 2 clinical trial in 2022, and in January 2025, we acquired worldwide, exclusive development and commercial rights to VT-109, a novel, next-generation dual BAFF/APRIL inhibitor that is in preclinical development. We believe that our current pipeline programs leverage the deep expertise of our team and have strong potential commercial synergies. We hold global developmental and commercial rights to all of our pipeline molecules.

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

To date, we have funded our operations primarily through proceeds from the sale of shares of our common stock, redeemable convertible preferred stock, debt financing and convertible promissory notes. As of September 30, 2025, we had $497.4 million in cash, cash equivalents and marketable securities, compared to $640.9 million as of December 31, 2024.

We have incurred significant operating losses since the commencement of our operations. Our net losses were $80.3 million and $46.6 million for the three months ended September 30, 2025 and 2024, respectively, and we expect to incur significant and increasing losses for the foreseeable future as we continue to advance our product candidates toward commercialization. Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our research and development activities. As of September 30, 2025, we had an accumulated deficit of $669.8 million, compared to $461.3 million as of December 31, 2024. Our primary use of cash is to fund operating expenses, which consist of research and development and general and administrative expenditures. Cash used to fund operating expenses depends on the timing of when we pay these expenses, as reflected in the changes in our working capital balances.

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
•
attract, hire and retain additional clinical, scientific, quality control, commercial, and manufacturing management and administrative personnel; and
•
add clinical, operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

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

Although we did not see a significant financial impact to our business operations as a result of recent geopolitical and macroeconomic developments during the three months ended September 30, 2025, there may be potential impacts to our business in the future that are highly uncertain and difficult to predict such as disruptions or restrictions in our supply chain, disruption or restrictions on our employees’ ability to travel, disruptions to or delays in ongoing non-clinical trials, clinical trials, third-party manufacturing supply and other operations, interruptions or delays in the operations of the FDA or other regulatory authorities, and continued elevated inflation and interest rates which may increase the cost of conducting business activities or cause changes in availability and cost of credit and impact our ability to raise capital and conduct business development activities. The ultimate impact of these geopolitical and macroeconomic developments, as well as any lasting effects on our business, is highly uncertain and subject to continued change, and we recognize that macroeconomic and geopolitical factors may continue to present unique challenges for us.

We believe that our existing cash, cash equivalents and marketable securities held as of September 30, 2025, will be sufficient to fund our planned operations and capital expenditure requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. However, should adverse geopolitical or macroeconomic events, such as those discussed above, any recession or depression associated with those events or other events described herein, continue for a prolonged period, our results of operations, financial condition, liquidity and cash flows could be materially impacted as a result of a lower likelihood of effectively and efficiently developing and successfully commercializing our product candidates.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2025	2024	Change	2025	2024	Change
Operating expenses:
Research and development	$56,473	$40,314	$16,159	$155,946	$92,825	$63,121
General and administrative	27,459	9,487	17,972	65,321	25,431	39,890
Total operating expenses	83,932	49,801	34,131	221,267	118,256	103,011
Loss from operations	(83,932)	(49,801)	(34,131)	(221,267)	(118,256)	(103,011)
Other income (expense):
Interest income	5,736	4,761	975	18,962	14,051	4,911
Interest expense	(1,960)	(1,936)	(24)	(5,627)	(5,755)	128
Other (expense) income, net	(137)	344	(481)	(586)	1,237	(1,823)
Total other income	3,639	3,169	470	12,749	9,533	3,216
Net loss	$(80,293)	$(46,632)	$(33,661)	$(208,518)	$(108,723)	$(99,795)

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

The following table summarizes our research and development expenses incurred during the respective periods:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2025	2024	Change	2025	2024	Change
Direct research and development expenses
Contract drug manufacturing	$21,909	$22,173	$(264)	$54,949	$42,704	$12,245
Clinical trial expenses	10,466	7,512	2,954	35,096	21,123	13,973
Consulting and professional services	6,911	2,776	4,135	19,683	8,124	11,559
Indirect research and development expenses
Employee compensation and related benefits	15,852	7,178	8,674	42,414	19,137	23,277
Facilities and other	1,335	675	660	3,804	1,737	2,067
Research and development expenses	$56,473	$40,314	$16,159	$155,946	$92,825	$63,121

Research and development expenses increased by $16.2 million, or 40%, to $56.5 million in the three months ended September 30, 2025, from $40.3 million in the three months ended September 30, 2024, due to an increase of $3.0 million in clinical trial expenses mainly due to increased expenses for the PIONEER and ORIGIN EXTEND trials, an increase of $4.1 million in consulting and professional services, including a $1.3 million increase in medical affairs and commercial planning expenses as we prepare for potential regulatory approval and commercialization of atacicept, an increase of $8.7 million for employee compensation and related benefit expenses, including a $2.3 million increase in stock-based compensation expense, due to growth in research and development headcount, and an increase of $0.7 million in facilities and other, including a $0.4 million increase in travel expenses supporting research and development activities, due mostly to travel associated with medical conferences.

Research and development expenses increased by $63.1 million, or 68% to $155.9 million in the nine months ended September 30, 2025, from $92.8 million in the nine months ended September 30, 2024, due to an increase of $12.2 million in contract drug manufacturing costs for clinical and potential commercial use, an increase of $14.0 million in clinical trial expenses due to greater numbers of active sites and participants enrolled in ORIGIN 3 and expenses incurred for the PIONEER and ORIGIN EXTEND trials, an increase of $11.6 million in consulting and professional services, including a $6.6 million increase in medical affairs and commercial planning expenses as we prepare for potential regulatory approval and commercialization of atacicept, an increase of $23.3 million for employee compensation and related benefit expenses, including a $6.5 million increase in stock-based compensation expense, due to growth in research and development headcount, and an increase of $2.1 million in facilities and other, including a $1.3 million increase in travel expenses to support research and development activities, including travel associated with medical conferences.

We expect our research and development expenses to increase in future periods as we seek regulatory approval of atacicept in IgAN, conduct additional clinical trials of atacicept, and if we expand development of atacicept in other indications or product configurations, or other product candidates.

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

The following table summarizes our general and administrative expenses incurred during the respective periods:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2025	2024	Change	2025	2024	Change
Employee compensation and related benefits	$13,388	$4,958	$8,430	$32,775	$13,453	$19,322
Rent and facilities	928	644	284	2,575	1,865	710
Legal, accounting and audit fees	2,621	1,075	1,546	6,289	3,495	2,794
Consultants, including non-employee director compensation	1,368	1,137	231	4,022	2,352	1,670
Commercial planning and medical affairs	5,705	4	5,701	10,852	32	10,820
Other	3,449	1,669	1,780	8,808	4,234	4,574
General and administrative expenses	$27,459	$9,487	$17,972	$65,321	$25,431	$39,890

General and administrative expenses increased by $18.0 million, or 189%, to $27.5 million in the three months ended September 30, 2025, from $9.5 million in the three months ended September 30, 2024, primarily due to an increase of $8.4 million in employee compensation and related benefits expenses, including stock-based compensation, as a result of increased general and administrative employee headcount, an increase of $5.7 million in commercial planning and medical affairs expenses related to market research, market access and health economics activities related to commercialization planning of atacicept, an increase of $1.5 million in legal, accounting, and audit expenses, an increase of $0.6 million in software expenses, and an increase of $0.5 million in business travel expenses.

General and administrative expenses increased by $39.9 million, or 157% to $65.3 million in the nine months ended September 30, 2025, from $25.4 million in the nine months ended September 30, 2024, due to an increase of $19.3 million in employee compensation and related benefits expenses, including stock-based compensation, as a result of increased general and administrative employee headcount, an increase of $10.8 million in commercial and medical affairs expenses related to market research, market access and health economics activities related to commercialization planning of atacicept, an increase of $2.8 million in legal, accounting, and audit fees, an increase of $1.7 million in consulting expenses, including non-employee director stock-based compensation, an increase of $1.2 million in software expenses, and an increase of $1.1 million in business travel expenses.

Other Income, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2025	2024	Change	2025	2024	Change
Other income, net	$3,639	$3,169	$470	$12,749	$9,533	$3,216

Other income, net, increased by $0.5 million, or 15%, to $3.6 million for the three months ended September 30, 2025, from $3.2 million in the three months ended September 30, 2024, primarily due to an increase of $1.0 million in interest income from greater balances of marketable securities held, partially offset by $0.5 million in amortization of debt issuance costs for unfunded loan commitments.

Other income, net, increased by $3.2 million, or 34%, to $12.7 million in the nine months ended September 30, 2025, from $9.5 million in the nine months ended September 30, 2024, primarily due to an increase of $4.9 million in interest income from greater balances of marketable securities held, partially offset by $0.8 million from debt issuance costs related to refinancing of credit facility in June 2025 and $0.6 million in amortization of deferred debt issuance costs for unfunded loan commitments.

Liquidity and Capital Resources

To date, we have funded our operations primarily through proceeds from the sale of shares of our common stock, redeemable convertible preferred stock, debt financing and convertible notes. From our inception through September 30, 2025, we have raised aggregate net cash proceeds of approximately $1.0 billion from the issuance and sale of redeemable convertible preferred stock, convertible notes and common stock, and proceeds from our Loan Agreements with Oxford. Since the date of our incorporation, we have not generated any revenue from product sales and have incurred substantial operating losses and negative cash flows from operations.

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

In August 2025, we entered into a Sales Agreement (the Sales Agreement) with TD Securities (USA) LLC (TD Cowen). Under the Sales Agreement, we may offer and sell, from time to time, through TD Cowen as our sales agent and/or principal, shares of our common stock, having an aggregate offering amount of up to $200 million (the Shares). We are not obligated to sell any Shares under this agreement. We will pay TD Cowen a commission of up to 3.0% of the gross sales proceeds of any Shares sold through TD Cowen under the Sales Agreement. As of September 30, 2025, no sales were made under the Sales Agreement.

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

We anticipate that we will continue to incur net losses for the foreseeable future as we continue research and development activities of atacicept, MAU868, and VT-109, hire additional staff, including clinical, operational, administrative and management personnel, and incur additional expenses associated with operating as a public company. We expect to incur significant expenses and operating losses for the foreseeable future as we advance our clinical development activities and our product candidate portfolio and eventually prepare for anticipated commercialization of atacicept. We expect that our research and development and general and administrative costs will increase substantially in connection with conducting additional clinical trials for our research programs and product candidates, contracting with third parties to support nonclinical studies and clinical trials, expanding our intellectual property portfolio, scaling up external commercial manufacturing capacity, establishing a sales, marketing and distribution infrastructure to commercialize any approved product candidates, and providing general and administrative support for our operations. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

As of September 30, 2025, we had cash, cash equivalents and marketable securities of $497.4 million, as compared to $640.9 million as of December 31, 2024. We believe, based on our current operating plan, that our cash, cash equivalents and marketable securities as of September 30, 2025 will be sufficient to fund our planned operations and capital expenditure requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024
Net cash used in operating activities	$(171,110)	$(95,497)
Net cash provided by (used in) investing activities	113,622	(203,646)
Net cash provided by financing activities	22,615	280,718
Net decrease in cash and cash equivalents	$(34,873)	$(18,425)

Operating Activities

In the nine months ended September 30, 2025, we used $171.1 million of cash in operating activities, attributable to a net loss of $208.5 million, offset by adjustments for non-cash charges of $24.0 million, $0.8 million in license fees attributable to investing activities, and a decrease in our net operating assets and liabilities of $12.6 million. Non-cash charges primarily consisted of $27.0 million of stock-based compensation, non-cash interest income of $5.9 million related to amortization of discount on purchases of marketable securities, and a $1.3 million reduction in the carrying amount of operating lease right-of-use assets. The change in our net operating assets and liabilities was primarily due to an increase of $7.2 million in accrued and other current liabilities, an increase of $10.3 million in accounts payable, an increase of $3.6 million in prepaid expense and other current assets, and a decrease of $1.4 million in operating lease liabilities.

In the nine months ended September 30, 2024, we used $95.5 million of cash in operating activities, attributable to a net loss of $108.7 million and $6.9 million of non-cash interest income related to amortization of discount on purchases of marketable securities, partially offset by non-cash operating expenses of $16.1 million and a net change in operating assets and liabilities of $3.4 million. Non-cash operating expenses primarily consisted of $14.6 million of stock-based compensation and a $1.5 million reduction in the carrying amount of operating lease right-of-use assets. The net change in operating assets and liabilities was primarily due to an increase of $11.0 million in accrued and other current liabilities, partially offset by a decrease of $6.5 million in accounts payable and a decrease of $1.9 million in operating lease liabilities.

The increase in cash used in operating activities from the nine months ended September 30, 2024 to the nine months ended September 30, 2025 was primarily attributable to increased research and development and general and administrative expenses.

Investing Activities

In the nine months ended September 30, 2025, our investing activities provided $113.6 million of cash, primarily resulting from $400.9 million provided by maturities of marketable securities, offset by $285.9 million used for purchases of marketable securities.

In the nine months ended September 30, 2024, our investing activities used $203.6 million of cash, primarily resulting from $409.0 million for purchases of marketable securities, offset by $205.7 million provided by sales and maturities of marketable securities.

Financing Activities

In the nine months ended September 30, 2025, our financing activities provided $22.6 million of cash, resulting from $23.3 million in net proceeds from borrowings from the initial funding under the 2025 Loan Agreement in June 2025, after repayment of borrowings under the 2021 Loan Agreement, and $2.8 million in proceeds from exercise of stock options and issuance of shares under our employee stock purchase plan, offset by $3.5 million in payment of deferred issuance costs related to unfunded loan commitments under the 2025 Loan Agreement.

In the nine months ended September 30, 2024, our financing activities provided $280.7 million of cash, resulting from $287.5 million in gross proceeds from our February 2024 follow-on offering, $11.1 million proceeds from exercise of stock options and issuance of shares under our employee stock purchase plan, partially offset by $17.9 million of costs and underwriting discounts and commissions related to our February 2024 follow-on offering.

Material Cash Requirements

During the nine months ended September 30, 2025, there were no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in the Annual Report and the notes to our unaudited condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2025, there were no material changes to our critical accounting policies and estimates from those discussed in the Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of December 31, 2024 and September 30, 2025, we had cash, cash equivalents, and marketable securities of $640.9 million and $497.4 million, respectively, consisting primarily of money market funds, U.S. government bonds, and corporate debt securities.

Our primary exposure to market risk is interest rate sensitivity in our fixed income portfolio, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investment portfolio, an immediate 100 basis point change in interest rates as of December 31, 2024 and September 30, 2025 would not have a material effect on the fair market value of our cash, cash equivalents, and marketable securities. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

We are also exposed to interest rate risk in connection to our borrowings under our 2025 Loan Agreement with Oxford. As of September 30, 2025, we had $75.0 million of outstanding borrowings under the 2025 Loan Agreement. Pursuant to the 2025 Loan Agreement, outstanding indebtedness under the term loan bears interest at a per annum rate equal to the sum of (a) the greater of (i) the 1-Month CME Term SOFR (Term SOFR) and (ii) 3.75%, plus (b) 4.95%. We currently do not engage in any interest rate hedging activity, and we have no intention to do so in the foreseeable future. Based on the current interest rate of the term loan and the scheduled payments thereunder, we do not believe a 1.0% increase in the Term SOFR would have a material impact on our financial condition or results of operations. For more information regarding the 2025 Loan Agreement, see Note 6, Notes Payable, to our unaudited condensed financial statements.

Financial institution risk

Substantially all of our cash is held with a single financial institution. Due to its size, this financial institution represents a minimal credit risk. Cash amounts held at financial institutions are insured by the Federal Deposit Insurance Corporation up to $250,000 per depositor, per financial institution.

Foreign currency exchange risk

We are also exposed to market risk related to changes in foreign currency exchange rates, including recent changes resulting from monetary policies set by the U.S. and international central banks, inflationary pressures, and geopolitical developments, or instability or volatility in the global markets. From time to time, we contract with vendors that are located in Asia and Europe and whose balances due are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of September 30, 2025 and December 31, 2024, we held limited funds and future obligations denominated in foreign currencies. As such, a 10.0% increase or decrease in current exchange rates would not have a material effect on our financial results.

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

Based upon such evaluation, our CEO and CFO concluded that, as of September 30, 2025, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We identified no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by late-stage biotechnology companies in rapidly evolving fields. We may face difficulty transitioning from a company with a clinical development focus to a company capable of supporting commercial operations. If we do not adequately address these risks and difficulties or successfully make such a transition, our business, financial condition, results of operations and prospects will be significantly harmed.

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

As of September 30, 2025, we had $497.4 million in cash, cash equivalents and marketable securities. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations and capital expenditure requirements beyond the next 12 months from the date of this Quarterly Report on Form 10-Q. Our estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic nature of our business and the macroeconomic and geopolitical environment generally. We anticipate that our expenses will increase substantially if, and as, we:

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
•
attract, develop and retain additional clinical, scientific, quality control, commercial, and manufacturing management and administrative personnel; and
•
add clinical, operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

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

We have incurred net losses since inception and have never generated revenue from product sales. We expect to continue to incur net losses at least until we have one or more approved products that achieve commercial success.

We have incurred net losses in each reporting period since the commencement of our operations and have not generated any revenue from product sales to date. We had net losses of $80.3 million and $46.6 million for the three months ended September 30, 2025 and 2024, respectively. We had an accumulated deficit of $669.8 million as of September 30, 2025. Our losses have resulted principally from expenses incurred in research and development and from general and administrative costs and other expenses that we have incurred while building our business infrastructure. Our product candidates are in clinical and pre-clinical development. Even if one or more product candidates is commercialized, we expect that it will be several years, if ever, before revenue from product sales will result in net income. Even if we succeed in receiving marketing approval for and commercializing our product candidates in one or more indications, we expect that we will continue to incur substantial research and development and other expenses as we continue the clinical development programs for our product candidates in other indications.

We expect to continue to incur increased expenses and operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval for our product candidates. The net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be an indication of our future performance. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had, and will continue to have, an adverse effect on our working capital. In any particular period, our operating results could be below the expectations of securities analysts or investors, which could cause our stock price to decline.

We have incurred losses and negative cash flows from operations. As a development stage company, we expect to incur significant and increasing losses at least until regulatory approval is granted for our product candidates. Regulatory approval is not guaranteed and may never be obtained. As a result, there is a possibility that the company may never be profitable.

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

In June 2025, the Company entered into the 2025 Loan Agreement providing for borrowing capacity of up to $500.0 million. As of September 30, 2025, the Company’s outstanding debt balance under the 2025 Loan Agreement was $75.0 million. Our overall leverage and certain obligations and affirmative and negative covenants contained in the related documentation could adversely affect our financial health and business and future operations by limiting our ability to, among other things, satisfy our obligations under the 2025 Loan Agreement, refinance our debt on terms acceptable to us or at all, plan for and adjust to changing business, industry and market conditions, use our available cash flow to fund future acquisitions and make dividend payments, and obtain additional financing for working capital, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity.

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

Our future success is heavily dependent on our ability to timely complete clinical trials, obtain marketing approval for and successfully commercialize our product candidates. We expect that a substantial portion of our efforts and expenses over the next several years will continue to be devoted to the development of atacicept in our ongoing clinical trials, as well as our efforts to evaluate MAU868 in kidney transplant recipients. We also expect to advance development of VT-109, with the potential to advance the molecule to clinical development upon further success.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of nonclinical studies and early clinical trials may not be predictive of the results of subsequent clinical trials. We have a limited operating history and have limited experience in conducting large scale clinical trials.

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

In addition, we rely in part on nonclinical, clinical and quality data generated by CROs and other third parties in connection with our planned regulatory submissions. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. If these third parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, our development programs may be significantly delayed, and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase.

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

The biotechnology industry is intensely competitive and subject to rapid and significant technological change. Our competitors include multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. The current standard-of-care for IgAN consists of treatment with off-label use of RAAS inhibitors, including ACE inhibitors and ARBs, to control blood pressure, or steroids with or without other immunosuppressive agents to non-specifically reduce inflammation. SGLT2 inhibitors, including AstraZeneca’s Farxiga, which is approved for chronic kidney disease, is becoming the standard-of-care in some geographies including the United States. Among emerging therapies, we consider our most direct competitors with respect to atacicept in IgAN to be approved products: the reformulated steroid from Asahi Kasei Corp., endothelin and angiotensin II receptor antagonist from Travere Therapeutics, Inc., and both the complement inhibitor and selective ETA receptor antagonist from Novartis; programs in Phase 3 clinical development: Otsuka Pharmaceutical Co, Ltd., Roche/Ionis, Vertex, AstraZeneca, Biogen, Takeda, and Novartis; and the following companies with programs in Phase 2 of clinical development: Arrowhead Pharmaceuticals, NovelMed, and Eladon Pharmaceuticals.

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

As is the case with pharmaceuticals generally, it is likely that there may be side effects and adverse events associated with the use of atacicept, MAU868, VT-109, or any future product candidates we may develop. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. For example, Merck KGaA, Darmstadt, Germany previously conducted APRIL-LN, a study aimed to evaluate the efficacy and safety of atacicept in patients with active lupus nephritis (LN), receiving newly initiated CS and MMF. Two weeks before the initiation of atacicept, significant decreases in immunoglobulin G (IgG) levels began unexpectedly with initiation of MMF and high-dose CS, and persisted upon initiation of atacicept, which led to trial termination. Such drug-related side effects could affect participant recruitment or the ability of enrolled participants to complete the trial or result in potential product liability claims. Any of these occurrences may significantly harm our business, financial condition, results of operations and prospects.

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

We may seek but fail to obtain orphan drug designations from the FDA or other regulatory authorities for our product candidates, and even where we have obtained such designations, we may be unable to receive or maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

We may seek orphan drug designation for some or all of our product candidates. Under the Orphan Drug Act, the FDA may designate a drug product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States but where there is no reasonable expectation to recover the costs of developing and marketing a treatment drug in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and application fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. However, orphan drug designation neither shortens the development time nor regulatory review time of a product candidate nor gives the candidate any advantage in the regulatory review or approval process.

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

We also received orphan drug designation for atacicept in Japan in September 2025.

If we do not receive or maintain orphan drug designation for our product candidates, it could limit our ability to realize revenues.

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

We may in the future seek an accelerated approval for atacicept, MAU868, VT-109, or future product candidates we may develop. For example, if the results from our Phase 3 trial of atacicept in patients with IgAN are positive, we may seek accelerated approval with the FDA based on results from this trial, which may not be granted. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. For example, endpoints assessing changes in UPCR have been accepted by FDA as surrogate primary endpoints for clinical trials of drugs targeting patients with IgAN, while assessments of eGFR slope have been viewed by regulators as the more conventional endpoint assessing clinical benefit in IgAN patients. We intend to seek accelerated approval based on the UPCR endpoint results observed in our ORIGIN 3 Phase 3 trial while continuing the Phase 3 trial to collect eGFR data to demonstrate improvement in kidney function.

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

Disruptions at the FDA and other government agencies caused by funding shortages, staffing limitations, or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, and prevent new or modified products from being developed, reviewed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also prolong the time necessary for new biologics or modifications to approved biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough FDA employees and stop critical activities. In addition, the current U.S. Presidential administration has issued certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine activities. If a prolonged government shutdown occurs, or if renewed global health concerns, funding shortages or staffing limitations hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other such regulatory authorities to timely review and process our planned regulatory submissions, which could have a material adverse effect on our business.

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

Existing regulatory policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of atacicept, MAU868, VT-109, or any future product candidates we may develop. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not be able to achieve or sustain profitability.

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

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute will remain in effect until 2032, unless additional congressional action is taken. Additionally, the American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, effective January 1, 2024. These laws may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations. In addition, Congress is considering additional health reform measures.

Most significantly, the Inflation Reduction Act of 2022 (the IRA) was signed into law in August 2022. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap (with resulting prices for the initial ten drugs first effective in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), redesigns the Medicare Part D benefit (starting in 2025), and replaces the Part D coverage gap discount program with a new discounting program (which began on January 1, 2025). CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and the list of the subsequent 15 drugs that will be subject to negotiation, with their negotiated prices effective in 2027. Each year thereafter, more Part B and Part D products will become subject to the HHS price negotiation program. HHS has issued and will continue to issue guidance implementing the IRA, although the program is currently subject to legal challenges. While the impact of the IRA on us and the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

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

The Trump administration is pursuing a two-fold strategy to reduce drug costs in the U.S. While it is unclear whether and how the Trump proposals will be implemented, the Trump policies may have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for any product candidate we commercialize. On the one hand, President Trump has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. On the other hand, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies, although proposed regulations have not yet been published. Such regulatory proposals or executive actions could negatively impact the U.S. pharmaceutical sector and our business. In addition, pharmaceutical pricing and marketing has long been the subject of considerable discussion in Congress and among policymakers, and it is possible that Congress could enact additional laws that negatively affect the pharmaceutical industry.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement-constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. One state has utilized a so-called prescription drug affordability board to impose an upper payment limit in the state, while another state has enacted legislation that bans price increases that outpace inflation. Other enacted state laws affect the distribution of pharmaceuticals.

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

As of September 30, 2025, we had 224 full-time employees, including 133 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we continue to operate as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

•
identifying, recruiting, integrating, maintaining and motivating additional employees;
•
managing our internal development efforts effectively, including the clinical, FDA and other comparable foreign regulatory authorities’ review processes for atacicept, MAU868, VT-109, and any other future product candidates we may develop, while complying with any contractual obligations to contractors and other third parties we may have; and
•
improving our operational, financial and management controls, reporting systems and procedures.

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

Our headquarters is located in Brisbane, California, in a region which in the past has experienced severe earthquakes and fires. If earthquakes, fires, other natural disasters, terrorism or similar unforeseen events beyond our control prevent us from using all or a significant portion of our office facilities, it may be difficult or, in certain cases, impossible for us to continue our business for a period of time. We do not have a comprehensive internal disaster recovery or business continuity plan in place and any third-party service provider plans are limited in nature. We may incur substantial expenses as a result of the absence or limited nature of our plans, which could have a material adverse effect on our business. Furthermore, parties integral to our supply chain are operating from single sites, increasing their vulnerability to natural disasters or other sudden, unforeseen and severe adverse events. If such an event were to affect our supply chain, it could have an adverse effect on our development plans and ability to conduct our clinical trials, and future commercialization plans.

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

The trading price of our common stock has been, and is likely to be, highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. For example, the closing price of our common stock from January 1, 2024 to October 31, 2025, has ranged from a low of $14.91 to a high of $49.75. The stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

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

As of September 30, 2025, there were 63,894,845 shares of common stock outstanding.

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

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40407), filed with the SEC on May 18, 2021).

10.1*	Vera Therapeutics, Inc. 2024 Inducement Plan, as amended September 19, 2025.

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

Vera Therapeutics, Inc.

Date: November 5, 2025	By:	/s/ Marshall Fordyce
Marshall Fordyce, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2025	By:	/s/ Sean Grant
Sean Grant
Chief Financial Officer (Principal Financial Officer)