Form 10-Q
period 2026-03-31
Vera Therapeutics, Inc.
filed 2026-05-07
CIK 1831828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 1, 2026, the registrant had 71,782,904 shares of common stock, $0.001 par value per share, outstanding, consisting solely of Class A common stock, $0.001 par value per share.

In this Quarterly Report on Form 10-Q, unless otherwise stated or as the context otherwise requires, references to “Vera,” “the Company,” “we,” “us,” “our” and similar references refer to Vera Therapeutics, Inc. In addition, references to “common stock” refer to our Class A common stock, unless otherwise stated or as the context otherwise requires.

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
•
If we breach our license agreement (Ares Agreement) with Ares Trading S.A. (Ares), an affiliate of Merck KGaA (Merck), Darmstadt, Germany, related to atacicept, the license agreement (Novartis Agreement) with Novartis International Pharmaceutical AG (Novartis) related to MAU868, or the license agreement (Stanford Agreement) with the Board of Trustees of Leland Stanford Junior University (Stanford) related to VT-109, we could lose the ability to continue the development and commercialization of atacicept, MAU868, or VT-109, respectively.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERA THERAPEUTICS, INC.

Condensed Balance Sheets

(in thousands, except share amounts)

	March 31,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$114,351	$354,725
Marketable securities	482,409	359,864
Prepaid expenses and other assets, current	19,042	14,294
Total current assets	615,802	728,883
Other assets, noncurrent	5,937	5,850
Total assets	$621,739	$734,733
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,909	$21,898
Accrued expenses and other liabilities, current	31,240	31,557
Total current liabilities	45,149	53,455
Long-term debt	75,029	74,838
Other liabilities, noncurrent	1,864	1,919
Total liabilities	122,042	130,212
Stockholders’ equity
Class A common stock, $0.001 par value; 500,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 71,730,090 and 71,267,429 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	72	71
Additional paid-in capital	1,381,678	1,364,529
Accumulated other comprehensive (loss) income	(156)	786
Accumulated deficit	(881,897)	(760,865)
Total stockholders’ equity	499,697	604,521
Total liabilities and stockholders’ equity	$621,739	$734,733

The accompanying notes are an integral part of these unaudited condensed financial statements.

VERA THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$86,011	$41,278
General and administrative	39,121	15,916
Total operating expenses	125,132	57,194
Loss from operations	(125,132)	(57,194)
Other income (expense):
Interest income	6,355	6,906
Interest expense	(1,823)	(1,792)
Other (expense) income, net	(432)	386
Total other income, net	4,100	5,500
Net loss	$(121,032)	$(51,694)
Other comprehensive income:
Change in unrealized gains and losses on marketable securities	(942)	261
Comprehensive loss	$(121,974)	$(51,433)
Net loss per share attributable to common stockholders, basic and diluted	$(1.69)	$(0.81)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	71,476,595	63,671,558

The accompanying notes are an integral part of these unaudited condensed financial statements.

VERA THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Class A Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2025	71,267,429	$71	$1,364,529	$786	$(760,865)	$604,521
Issuance of common stock pursuant to exercise of options	155,639	1	2,500	—	—	2,501
Issuance of common stock upon vesting of restricted stock units	237,070	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	69,952	—	1,441	—	—	1,441
Stock-based compensation	—	—	13,208	—	—	13,208
Change in unrealized gains and losses on marketable securities	—	—	—	(942)	—	(942)
Net loss	—	—	—	—	(121,032)	(121,032)
Balances as of March 31, 2026	71,730,090	$72	$1,381,678	$(156)	$(881,897)	$499,697

	Class A Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2024	63,559,858	$64	$1,037,948	$393	$(461,250)	$577,155
Issuance of common stock pursuant to exercise of options	100,587	—	982	—	—	982
Issuance of common stock upon vesting of restricted stock units	90,283	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	23,430	—	551	—	—	551
Stock-based compensation	—	—	7,744	—	—	7,744
Change in unrealized gains and losses on marketable securities	—	—	—	261	—	261
Net loss	—	—	—	—	(51,694)	(51,694)
Balances as of March 31, 2025	63,774,158	$64	$1,047,225	$654	$(512,944)	$534,999

The accompanying notes are an integral part of these unaudited condensed financial statements.

VERA THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(121,032)	$(51,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	140	85
Accretion of discount and amortization of premium on purchase of debt securities	(843)	(2,531)
Accretion of loan exit fee and amortization of loan costs	639	221
Reduction in the carrying amount of operating lease right-of-use assets	116	457
Stock-based compensation	13,208	7,744
Upfront and milestone obligations under license agreements	15,000	750
Changes in operating assets and liabilities:
Prepaid expense and other current assets	(5,143)	(5,876)
Other assets	—	17
Accounts payable	(7,966)	1,597
Accrued and other liabilities	(437)	(4,782)
Operating lease liabilities	(182)	(394)
Net cash used in operating activities	(106,500)	(54,406)
Cash flows from investing activities
Upfront and milestone payments under license agreements	(15,000)	(750)
Purchase of internal use software license	(150)	—
Purchase of property and equipment	(23)	(187)
Purchase of marketable securities	(210,561)	(89,992)
Proceeds from maturities of marketable securities	87,918	106,246
Net cash (used in) provided by investing activities	(137,816)	15,317
Cash flows from financing activities
Proceeds from exercise of stock options and employee stock purchase plan	3,942	1,533
Net cash provided by financing activities	3,942	1,533
Net decrease in cash and cash equivalents	(240,374)	(37,556)
Cash and cash equivalents, beginning of period	354,725	92,646
Cash and cash equivalents, end of period	$114,351	$55,090
Supplemental disclosure of cash flow information
Cash paid for interest expense	$1,632	$1,581
Receivable on exercise of stock options	$193	$—
Internal-use software license acquired through accrued liabilities	$247	$—
Cash paid for operating leases	$188	$634

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

Liquidity

Since inception, the Company has devoted substantially all of its resources to its research and development efforts, pre-clinical studies and clinical trials, building a sales, marketing and distribution infrastructure to support anticipated commercial launch activities, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. The Company has incurred recurring net operating losses and has not generated positive cash flows from operations since its inception and had an accumulated deficit of $881.9 million as of March 31, 2026. The Company had cash, cash equivalents and marketable securities of $596.8 million as of March 31, 2026. The Company has funded its operations primarily through the issuance of common stock, redeemable convertible preferred stock, debt financing and convertible notes. Management expects to continue to incur losses and negative cash flows from operations for at least the next several years.

Management believes that the Company’s cash, cash equivalents and marketable securities as of March 31, 2026 will be sufficient to fund its planned operations and capital expenditure requirements for at least the next 12 months subsequent to the issuance date of these financial statements. The Company intends to raise additional capital through public or private equity offerings, debt financing, or other capital sources, which may include strategic collaborations or other arrangements with third parties in order to achieve its long-term business objectives. If the Company fails to obtain necessary capital when needed on acceptable terms, or at all, it could force the Company to delay, limit, reduce or terminate its product development programs, commercialization efforts or other operations.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The U.S. dollar is the Company’s functional and reporting currency.

Unaudited Condensed Financial Statements

In the opinion of management, the unaudited condensed financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year or any other period. The information included in this Form 10-Q should be read in conjunction with the audited financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026.

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

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update will provide all entities with a practical expedient in developing reasonable and supportable forecasts as part of estimating expected credit losses by assuming that current conditions as of the balance sheet date do not change for the remaining life of the asset. The ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company adopted this standard on January 1, 2026, and it did not have a material impact on the Company’s condensed financial statements or related disclosures.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements. This update will improve the navigability of required interim disclosures and clarify when that guidance is applicable, and will require entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The ASU is effective for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company will adopt the standard for the interim periods within the year ending December 31, 2028. The Company is currently evaluating the impact of the adoption on its financial statements and related disclosures.

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

3. OTHER FINANCIAL STATEMENT INFORMATION

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid drug manufacturing costs	$5,269	$1,637
Interest income receivable	3,908	3,285
Prepaid clinical trial costs	2,415	3,435
Prepaid software costs	1,881	1,669
Prepaid medical affairs costs	1,470	486
Prepaid commercial planning costs	1,308	359
Prepaid professional services fees	292	838
Other	2,499	2,585
Total prepaid expenses and other current assets	$19,042	$14,294

Other Noncurrent Assets

Other noncurrent assets consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Deferred costs, noncurrent	$2,026	$2,473
Operating lease right-of-use assets	1,806	1,923
Property and equipment, net	945	1,374
Other	1,160	80
Total other noncurrent assets	$5,937	$5,850

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued drug manufacturing costs	$16,415	$8,427
Accrued payroll	6,338	18,700
Accrued clinical trial costs	2,787	1,333
Accrued commercial expenses	2,233	1,181
Other	3,467	1,916
Total accrued expenses and other current liabilities	$31,240	$31,557

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

Unrealized gains and losses are reported as a component of other comprehensive income (loss). Fair value of the debt securities was $537.3 million and $367.1 million as of March 31, 2026 and December 31, 2025, respectively.

The following table presents the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2026
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities

Money market funds	Level 1	$55,384	$—	$—	$55,384	$55,384	$—
U.S. Government bonds	Level 2	298,426	159	(87)	298,498	—	298,498
U.S. Government agency securities	Level 2	16,994	—	(71)	16,923	—	16,923
Corporate debt securities	Level 2	222,038	82	(239)	221,881	54,893	166,988
Total cash equivalents and marketable securities		592,842	241	(397)	592,686	110,277	482,409
Cash		4,074	—	—	4,074	4,074	—
Total		$596,916	$241	$(397)	$596,760	$114,351	$482,409

	December 31, 2025
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities

Money market funds	Level 1	$342,915	$—	$—	$342,915	$342,915	$—
U.S. Government bonds	Level 2	166,736	480	—	167,216	—	167,216
U.S. Government agency securities	Level 2	9,997	1	(23)	9,975	—	9,975
Corporate debt securities	Level 2	189,536	329	(1)	189,864	7,191	182,673
Total cash equivalents and marketable securities		709,184	810	(24)	709,970	350,106	359,864
Cash		4,619	—	—	4,619	4,619	—
Total		$713,803	$810	$(24)	$714,589	$354,725	$359,864

Marketable debt securities that had been in unrealized loss positions as of March 31, 2026, and December 31, 2025 were in an unrealized loss position for less than 12 months. Unrealized losses from marketable debt securities are primarily attributable to changes in interest rates and not due to credit-related factors. Management does not believe any remaining unrealized losses represent impairments or credit-related losses based on evaluation of available evidence.

The following table classifies the estimated fair value of investments in available-for-sale marketable debt securities by effective contractual maturity dates (in thousands):

March 31, 2026
Due within one year	$392,485
Due after one year to two years	89,924
Total marketable securities	$482,409

5. NOTES PAYABLE

Notes payable consist of the following (in thousands):

		March 31, 2026		December 31, 2025
	Maturity	Effective Interest Rate	Amount	Effective Interest Rate	Amount
Collateralized note 2025-06	2030	9.74%	75,000	9.85%	75,000
Total borrowings			75,000		75,000
Accrued exit fee net of unamortized issuance costs			29		(162)
Net carrying amount of debt			$75,029		$74,838

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

2025 Loan Agreement

On June 2, 2025, the Company entered into a new non-revolving loan and security agreement (2025 Loan Agreement) with a loan syndicate involving Oxford Finance, OFCF II, OFCF III, and Oxford Finance Credit Fund IV LP (OFCF IV) (collectively, Oxford). The 2025 Loan Agreement has a total borrowing capacity of up to $500.0 million, of which $75.0 million was funded at closing and $50.0 million remains available for draw at the Company’s discretion from January 1, 2026, through December 31, 2026. The Company also has the option to draw up to $75.0 million upon accelerated approval of atacicept in immunoglobulin A nephropathy (IgAN), two tranches of a maximum of $50.0 million upon achievement of certain commercial milestones related to atacicept in IgAN once approved, and up to $200.0 million available at the mutual discretion of the Company and Oxford. As of March 31, 2026, the Company’s outstanding borrowing under the 2025 Loan Agreement was $75.0 million.

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

The 2025 Loan Agreement is scheduled to mature in June 2030, provided that the Company has not achieved a revenue-based interest-only extension milestone as of the end of the initial interest-only period in August 2029. If the Company achieves this interest-only extension milestone, the maturity date and end of the interest-only period will be extended to June 2031 and August 2030, respectively. The Company is permitted to prepay the loan, subject to certain conditions, and will incur prepayment fees of 2% if the loan is prepaid prior to June 4, 2027, or 1% if the loan is prepaid between June 5, 2027, and June 4, 2028. No prepayment fee shall be applicable after June 4, 2028. Additionally, upon maturity date, acceleration of the loan in the event of default, or prepayment of the loan, the Company is required to pay an exit fee equal to 5% of the aggregate principal amount of the loan. The Company will accrue for this exit fee over the life of the loan as an increase to the net carrying amount of debt using the effective interest rate method.

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

Principal installments due on the notes are as follows (in thousands):

2026 (remaining)	$—
2027	—
2028	—
2029	34,091
2030	40,909
Total long-term debt	$75,000

6. STOCKHOLDERS’ EQUITY

As of March 31, 2026 and December 31, 2025, the Company’s amended and restated certificate of incorporation authorized the Company to issue 500,000,000 shares of Class A common stock and 14,600,000 shares of Class B common stock, and 10,000,000 shares of preferred stock, each with a par value of $0.001 per share. Each share of Class A common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. There were no shares of Class B common stock or preferred stock outstanding as of March 31, 2026 and December 31, 2025. Common stockholders are entitled to receive dividends, as may be declared by the board of directors. Through March 31, 2026, no cash dividends have been declared or paid.

In December 2025, the Company completed a follow-on public offering pursuant to which the Company issued and sold 7,058,824 shares of its Class A common stock at a public offering of $42.50 per share, including 920,716 shares of Class A common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares. Net proceeds from this follow-on public offering were $281.3 million, after deducting underwriting fees and offering-related expenses.

7. STOCK COMPENSATION

Equity Plans

2024 Inducement Plan

In February 2024, the Company adopted the 2024 Inducement Plan (Inducement Plan). The Inducement Plan was adopted by the compensation committee of the Company’s board of directors without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4) and subsequently amended in August 2024, January 2025, September 2025, and March 2026. In accordance with Rule 5635(c)(4), awards made under the Inducement Plan, including stock options and restricted stock units, may only be granted to newly hired employees as a material inducement to accept employment with the Company. Stock options granted under the Inducement Plan expire no later than ten years from the date of grant.

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

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (ESPP) became effective in May 2021. As of March 31, 2026, 220,042 shares have been issued pursuant to the ESPP. The ESPP generally provides for six-month consecutive offering periods beginning every September 14 and March 14. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation.

The table below summarizes the Company's equity plans as of March 31, 2026:

Plan	Maximum Number of Shares Authorized	Shares Available for Future Issuance
2024 Inducement Plan	4,390,000	1,071,059
2021 Equity Incentive Plan	13,614,767	4,067,562
2017 Equity Incentive Plan	2,275,305	—
2021 Employee Stock Purchase Plan	2,029,448	1,809,406

Option Activity

Stock option activity under the 2017 EIP, 2021 EIP, and 2024 Inducement Plan for the period ended March 31, 2026 is summarized as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000s)
Outstanding as of December 31, 2025	8,395,290	$19.59	7.58	$260,696
Granted	1,690,567	$43.12
Exercised	(155,639)	$16.07
Cancelled and forfeited	(220,377)	$28.64
Outstanding as of March 31, 2026	9,709,841	$23.54	7.75	$169,472
Options exercisable as of March 31, 2026	4,557,913	$15.49	6.47	$113,921
Vested and expected to vest as of March 31, 2026	9,709,841	$23.54	7.75	$169,472

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2026 and 2025 was $4.4 million and $2.8 million, respectively. The weighted-average grant date fair value of options granted during the three months ended March 31, 2026 and 2025 was $35.9 per share and $24.97 per share, respectively.

Award Activity

The Company grants restricted stock units (RSU) pursuant to the 2021 EIP and satisfies such grants through the issuance of the Company’s Class A common stock. The following table shows RSU activity for the period ended March 31, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested balance as of December 31, 2025	1,599,840	$28.67
Granted	865,010	43.14
Vested	(237,070)	27.39
Cancelled and forfeited	(109,972)	26.99
Unvested balance as of March 31, 2026	2,117,808	$34.80

Stock-Based Compensation Expense

The following tables summarize the stock-based compensation expense for stock options and restricted stock units granted to employees and non-employees and for ESPP stock-based compensation that was recorded in the Company’s condensed statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$6,429	$3,425
General and administrative	6,779	4,319
Total stock-based compensation expense	$13,208	$7,744

	Three Months Ended March 31,
	2026	2025
Employees	$12,679	$6,989
Non-employees	529	755
Total stock-based compensation expense	$13,208	$7,744

As of March 31, 2026, the Company had $107.8 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.8 years. For the three months ended March 31, 2026 and 2025, the Company recognized $8.8 million and $6.0 million of stock-based compensation expense for stock options, respectively.

As of March 31, 2026, the Company had $68.4 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 3.3 years. For the three months ended March 31, 2026 and 2025, the Company recognized $3.9 million and $1.6 million of stock-based compensation expense for restricted stock units, respectively.

Stock-based compensation expense related to the ESPP for the three months ended March 31, 2026 and 2025 was $0.3 million and $0.1 million, respectively.

The fair value of stock options granted during the three months ended March 31, 2026 and 2025 was estimated using the Black-Scholes option pricing model based on the following assumptions:

Three Months Ended March 31,
	2026	2025
Expected term (in years)	5.8 – 6.1	6.0 – 6.1
Expected volatility	84.5% – 87.6%	81.8% – 82.2%
Risk-free rate	3.7% – 4.1%	4.1% – 4.5%
Dividend yield	—	—

8. LICENSES

Ares Trading S.A.

The Company has a license agreement with Ares Trading S.A. (Ares), pursuant to which the Company maintains an exclusive worldwide license to certain patents and related know-how to research, develop, manufacture, use and commercialize therapeutic products containing atacicept, a recombinant fusion protein used to inhibit B cell growth and differentiation.

In January 2026, the Company achieved a specified regulatory milestone and paid $15.0 million to Ares upon acceptance of the Company’s Biologics License Application for treatment of IgAN by the U.S. Food and Drug Administration. This was recorded as research and development expense during the current period.

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

9. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company believes that there are no actions pending which would have a material adverse effect on its financial statements.

Indemnification

As of March 31, 2026, the Company did not have any material indemnification claims that were probable and consequently no related liabilities have been recorded.

Employee Agreements

The Company has signed employment agreements with certain key employees pursuant to which, if their employment is terminated following a change of control of the Company, the employees are entitled to receive certain benefits, including severance and accelerated vesting of equity incentives.

Development and Manufacturing Services Agreements

The Company enters into development and manufacturing contracts with vendors in the conduct of its business. Contracts with these vendors may be terminated at the Company’s option, with varying provisions regarding termination. If a contract with a specific vendor were to be terminated, the Company would be obligated to pay for the products or services that had been provided or received at the time the termination became effective and potentially additional compensation based upon the period of time remaining between the date of notice of cancellation and the scheduled manufacturing.

10. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following outstanding potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended March 31,
	2026	2025
Class A common stock options issued and outstanding	9,709,841	7,603,120
Unvested restricted stock units	2,117,808	1,155,637
Shares reserved for ESPP purchases	8,769	14,561
Total	11,836,418	8,773,318

11. RELATED PARTY TRANSACTIONS

A member of the Company’s board of directors also serves as chairman of the board of directors of IntegriChain. The Company entered into an agreement with IntegriChain to procure software and services for government pricing, contracting, policy development, and rebate operations related to commercialization and market access with expected fees and expenses of up to $0.3 million. The Company recorded related party expense of $69,200 to IntegriChain for these services in the three months ended March 31, 2026. This amount is included in general and administrative expenses on the Company’s condensed statements of operations and comprehensive loss. As of March 31, 2026, the Company recorded related party payable amounts of $69,011 to IntegriChain, which were included in accounts payable and other current liabilities on the Company’s condensed balance sheet.

12. SEGMENT REPORTING

The Company has one reportable segment: Therapeutics. This segment is dedicated to developing and commercializing medical treatments for patients with serious immunological diseases. The Company’s lead product candidate, atacicept, is being evaluated for the treatment of IgAN and other autoimmune kidney diseases. Atacicept is a native human TACI-Fc fusion protein that binds both the B-cell activating factor (BAFF) and A proliferation-inducing ligand (APRIL) cytokines and is self-administered subcutaneously at home. The Company also holds worldwide, exclusive development and commercial rights to MAU868, a monoclonal antibody to treat BKV infections for which the Company completed a Phase 2 clinical trial in 2022, and worldwide, exclusive development and commercial rights to VT-109, a novel, next generation dual BAFF/APRIL inhibitor that is in preclinical development.

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

The accounting policies used in the segment reporting are the same as those disclosed in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The Company’s Chief Operating Decision Maker (CODM) is the Chief Executive Officer. The CODM assesses performance for the single reportable segment and decides how to allocate resources based on net loss and total operating expenses. As the Company has not generated any revenue, total operating expenses is equivalent to loss from operations on the statements of operations and comprehensive loss. The measure of segment assets is reported on the balance sheet as total assets.

The CODM uses net loss as the reportable segment’s primary measure of profit or loss to evaluate the segment’s financial position and to determine the need for additional financing or equity offerings. The CODM also uses total operating expenses as a measure to evaluate controllable spend from total current assets in deciding how to allocate resources within the Therapeutics segment.

The Company's reportable segment total operating expenses, including significant segment expenses, and net loss for the three months ended March 31, 2026 and 2025, consisted of the following (in thousands):

	Therapeutics
	Three Months Ended March 31,
	2026	2025
Operating expenses:
Payroll and related	$42,042	$20,756
Direct research and development - clinical trials	28,696	11,994
Direct research and development - contract manufacturing	30,455	9,542
Commercial planning	7,983	3,164
Depreciation and amortization	140	85
Other segment items*	15,816	11,653
Total operating expenses	125,132	57,194
Loss from operations	(125,132)	(57,194)
Other income (expense):
Interest income	6,355	6,906
Interest expense	(1,823)	(1,792)
Other segment items**	(432)	386
Segment and consolidated net loss	$(121,032)	$(51,694)

Other items:
Expenditures for additions to long-lived assets	$(173)	$(187)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission on February 26, 2026 (the Annual Report).

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

Overview

We are a biotechnology company focused on developing and commercializing transformative treatments for patients with serious immunological diseases. Our lead product candidate, atacicept, is currently being evaluated for the treatment of immunoglobulin A nephropathy (IgAN) and other autoimmune kidney diseases. Atacicept is a native human TACI-Fc fusion protein that binds both the B-cell activating factor (BAFF) and A proliferation-inducing ligand (APRIL) cytokines and is self-administered subcutaneously at home. We are conducting ORIGIN 3, the pivotal Phase 3 trial of atacicept 150 mg in IgAN. The trial met the primary efficacy endpoint of reduction in proteinuria as measured by 24-hour urine protein-to-creatinine ratio (UPCR) at week 36, where participants treated with atacicept achieved a 46% reduction from baseline in UPCR with a statistically significant and clinically meaningful 42% reduction in UPCR compared to placebo (p<0.0001). The incidence of adverse events was generally balanced between the atacicept and placebo groups, with fewer serious adverse events reported with atacicept than placebo, no safety signals indicating immunosuppression, and no deaths in either treatment group. A key secondary endpoint will evaluate the change in estimated glomerular filtration rate (eGFR) at 104 weeks – we anticipate this data will be available in the first quarter of 2027. In November 2025, we submitted a Biologics License Application (BLA) for atacicept for the treatment of adults with IgAN to the U.S. Food and Drug Administration (FDA) through the Accelerated Approval Program. On January 7, 2026, the FDA granted priority review to the application and assigned a Prescription Drug User Fee Act (PDUFA) target action date of July 7, 2026. If approved, atacicept would be the first B-cell modulator inhibiting both BAFF and APRIL for IgAN, offering patients an autoinjector for at-home self-administration.

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

We believe that atacicept has pipeline-in-a-molecule potential, with potential application in multiple diseases. Based on data from the ORIGIN Phase 2b trial, the FDA granted Breakthrough Therapy Designation to atacicept for the treatment of IgAN. We have also committed to providing long-term access to atacicept for ORIGIN participants through ORIGIN EXTEND, a long-term Phase 2 extension study that offers atacicept to participants who completed ORIGIN Phase 2b or 3 until, if approved, commercial availability in their country or region. We are evaluating atacicept in other autoimmune kidney diseases, including primary membranous nephropathy (pMN), focal segmental glomerulosclerosis (FSGS) and minimal change disease (MCD), in patients with anti-phospholipase A2 receptor (PLA2R) or anti-nephrin autoantibodies in the Phase 2 PIONEER clinical trial. Initial results from the Phase 2 PIONEER trial are expected in the second quarter of 2026. Potential future indications include anti-neutrophil cytoplasmic antibody-associated vasculitis (AAV), lupus nephritis (LN), Sjogren’s disease, systemic lupus erythematosus (SLE), systemic sclerosis, generalized myasthenia gravis, and idiopathic thrombocytopenic purpura.

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

To date, we have funded our operations primarily through proceeds from the sale of shares of our common stock, redeemable convertible preferred stock, debt financing and convertible promissory notes. As of March 31, 2026, we had $596.8 million in cash, cash equivalents and marketable securities, compared to $714.6 million as of December 31, 2025.

We have incurred significant operating losses since the commencement of our operations. Our net losses were $121.0 million and $51.7 million for the three months ended March 31, 2026 and 2025, respectively, and we expect to incur significant and increasing losses for the foreseeable future as we continue to advance our product candidates toward commercialization. Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our research and development activities. As of March 31, 2026, we had an accumulated deficit of $881.9 million, compared to $760.9 million as of December 31, 2025. Our primary use of cash is to fund operating expenses, which consist of research and development and general and administrative expenditures. Cash used to fund operating expenses depends on the timing of when we pay these expenses, as reflected in the changes in our working capital balances.

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

Although we did not see a significant financial impact to our business operations as a result of recent geopolitical and macroeconomic developments during the three months ended March 31, 2026, there may be potential impacts to our business in the future that are highly uncertain and difficult to predict such as disruptions or restrictions in our supply chain, disruption or restrictions on our employees’ ability to travel, disruptions to or delays in ongoing non-clinical trials, clinical trials, third-party manufacturing supply and other operations, interruptions or delays in the operations of the FDA or other regulatory authorities, and continued elevated inflation and interest rates which may increase the cost of conducting business activities or cause changes in availability and cost of credit and impact our ability to raise capital and conduct business development activities. The ultimate impact of these geopolitical and macroeconomic developments, as well as any lasting effects on our business, is highly uncertain and subject to continued change, and we recognize that macroeconomic and geopolitical factors may continue to present unique challenges for us.

We believe that our existing cash, cash equivalents and marketable securities held as of March 31, 2026, will be sufficient to fund our planned operations and capital expenditure requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. However, should adverse geopolitical or macroeconomic events, such as those discussed above, any recession or depression associated with those events or other events described herein, continue for a prolonged period, our results of operations, financial condition, liquidity and cash flows could be materially impacted as a result of a lower likelihood of effectively and efficiently developing and successfully commercializing our product candidates.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,		Change
(dollars in thousands)	2026	2025	AMOUNT	%
Operating expenses:
Research and development	$86,011	$41,278	$44,733	108%
General and administrative	39,121	15,916	23,205	146%
Total operating expenses	125,132	57,194	67,938	119%
Loss from operations	(125,132)	(57,194)	(67,938)	119%
Other income (expense):
Interest income	6,355	6,906	(551)	(8)%
Interest expense	(1,823)	(1,792)	(31)	2%
Other (expense) income, net	(432)	386	(818)	(212)%
Total other income	4,100	5,500	(1,400)	(25)%
Net loss	$(121,032)	$(51,694)	$(69,338)	134%

Research and Development Expenses

Research and development expenses represent a substantial portion of our operating expenses. Our research and development expenses consist primarily of direct and indirect expenses incurred in connection with the research and development of our product candidates. Direct expenses include costs incurred under agreements with third parties, including contract research organizations, contract drug manufacturing organizations and consultants directly related to our research and development of product candidates, and license and milestone fees incurred as a result of our contractual obligations for our development candidates. Unless and until we receive marketing approval for our product candidate, all drug manufacturing costs are expensed as research and development. Indirect expenses include employee compensation and other personnel-related expenses, including stock-based compensation, facilities and depreciation related to buildings and equipment used by research and development personnel and activities and other expenses.

Research and development expenses are recorded as expense in the period in which the related activities occurred, and payments we make prior to the receipt of goods or services to be used in research and development efforts are deferred as prepaid expenses until the goods or services are received and used. We accrue expenses for contract research and development as the related services are performed by monitoring the status of specified activities and billings received from our external service providers. These expenses are accrued based on estimates and are adjusted as actual expenses become known. The cost incurred in obtaining technology licenses, including initial and subsequent milestone payments incurred under our licensing agreements, are recorded as expense in the period in which they are incurred, as the licensed technology, method or process has no alternative future uses other than for our research and development activities. Where contingent milestone payments related to development-stage programs are due to third parties under license or other agreements, the milestone payment obligations are recognized as expense when achievement of the contingent milestone is probable, which is generally upon achievement of the milestone.

The following table summarizes our research and development expenses incurred during the respective periods:

	Three Months Ended March 31,		Change
(dollars in thousands)	2026	2025	AMOUNT	%
Direct research and development expenses
Contract drug manufacturing	$30,455	$9,542	$20,913	219%
License and milestone obligations	15,100	750	14,350	1913%
Clinical trial expenses	13,596	11,244	2,352	21%
Consulting and professional services	4,318	6,159	(1,841)	(30)%
Indirect research and development expenses
Compensation and related benefits	20,928	12,371	8,557	69%
Facilities and other	1,614	1,212	402	33%
Research and development expenses	$86,011	$41,278	$44,733	108%

Research and development expenses increased by $44.7 million, or 108%, to $86.0 million in the three months ended March 31, 2026, from $41.3 million in the three months ended March 31, 2025, due to an increase of $20.9 million in contract drug manufacturing costs for clinical and potential commercial use, an increase of $14.4 million in license and milestone expense related to current period recognition of a $15.0 million milestone payment due upon filing of the BLA, an increase of $2.4 million in clinical trial expenses mainly due to increased expenses for the PIONEER and ORIGIN EXTEND trials, an increase of $8.6 million for employee compensation and related benefit expenses, including a $3.0 million increase in stock-based compensation expense, due to growth in research and development headcount, and an increase of $0.4 million in facilities and other, including a $0.2 million increase in travel expenses supporting research and development activities, due mostly to travel associated with medical conferences, offset by a decrease of $1.8 million in consulting and professional services, primarily related to advisory board and expert forum activities that incurred in 2025.

We expect our research and development expenses to increase in future periods as we seek regulatory approval of atacicept in IgAN in the U.S. and other markets, conduct additional clinical trials of atacicept, and if we expand development of atacicept in other indications or product configurations, or other product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and personnel-related expenses, including stock-based compensation, for our personnel in executive management, legal, finance, human resources, corporate communications, sales and marketing and other administrative functions. General and administrative expenses also include professional fees paid for accounting, auditing, legal, tax and consulting services, and other general overhead costs to support our operations. General and administrative expenses are recorded as expense in the period in which they are incurred, and payments we make prior to the receipt of goods or services to be used for general and administrative purposes are deferred as prepaid expenses until the goods or services are received and used.

The following table summarizes our general and administrative expenses incurred during the respective periods:

	Three Months Ended March 31,		Change
(dollars in thousands)	2026	2025	AMOUNT	%
Employee compensation and related benefits	$21,113	$8,385	$12,728	152%
Commercial planning and medical affairs	8,627	1,336	7,291	546%
Legal and accounting services	2,168	1,785	383	21%
Software	1,244	323	921	285%
Consultants, including non-employee director compensation	1,183	1,512	(329)	(22)%
Other	4,786	2,575	2,211	86%
General and administrative expenses	$39,121	$15,916	$23,205	146%

General and administrative expenses increased by $23.2 million, or 146%, to $39.1 million in the three months ended March 31, 2026, from $15.9 million in the three months ended March 31, 2025, primarily due to an increase of $12.7 million in employee compensation and related benefits expenses, including stock-based compensation, as a result of increased general and administrative employee headcount including sales personnel, an increase of $7.3 million in commercial planning and medical affairs expenses related to marketing, market research, market access, medical information, and health economics activities in preparation for the potential commercialization of atacicept, an increase of $0.9 million in software expenses to support scaling operations, and an increase of $0.4 million in legal, accounting, and audit expenses, offset by a decrease of $0.3 million in consulting expenses, including non-employee director stock-based compensation. The $2.2 million increase in other general and administrative expenses was primarily driven by an increase of $0.8 million in recruiting and placement expenses, an increase of $0.7 million in business travel expenses, and an increase of $0.7 million in corporate communications expenses.

Other Income, Net

	Three Months Ended March 31,		Change
(dollars in thousands)	2026	2025	AMOUNT	%
Other income (expense):
Interest income	$6,355	$6,906	$(551)	(8)%
Interest expense	(1,823)	(1,792)	(31)	2%
Other (expense) income, net	(432)	386	(818)	(212)%
Total other income, net	$4,100	$5,500	$(1,400)	(25)%

Other income, net, decreased by $1.4 million, or 25%, to $4.1 million for the three months ended March 31, 2026, from $5.5 million in the three months ended March 31, 2025, primarily due to a decrease of $0.5 million in interest income from a decrease in the average balance of marketable securities held during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, a decrease in sublease income of $0.5 million due to the expiration of a sublease to a third-party in September 2025, and $0.4 million in amortization of deferred debt issuance costs for unfunded loan commitments relating to the refinancing of the Oxford credit facility in June 2025.

Liquidity and Capital Resources

To date, we have funded our operations primarily through proceeds from the sale of shares of our common stock, redeemable convertible preferred stock, debt financing and convertible notes. From our inception through March 31, 2026, we have raised aggregate net cash proceeds of approximately $1.3 billion from the issuance and sale of redeemable convertible preferred stock, convertible notes and common stock, and proceeds from our Loan Agreements with Oxford. Since the date of our incorporation, we have not generated any revenue from product sales and have incurred substantial operating losses and negative cash flows from operations.

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

In August 2025, we entered into a Sales Agreement (the Sales Agreement) with TD Securities (USA) LLC (TD Cowen). Under the Sales Agreement, we may offer and sell, from time to time, through TD Cowen as our sales agent and/or principal, shares of our common stock, having an aggregate offering amount of up to $200 million (the Shares). We are not obligated to sell any shares under this agreement. We will pay TD Cowen a commission of up to 3.0% of the gross sales proceeds of any Shares sold through TD Cowen under the Sales Agreement. As of March 31, 2026, there have been no sales under the Sales Agreement.

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

As of March 31, 2026, we had cash, cash equivalents and marketable securities of $596.8 million, as compared to $714.6 million as of December 31, 2025. We believe, based on our current operating plan, that our cash, cash equivalents and marketable securities as of March 31, 2026 will be sufficient to fund our planned operations and capital expenditure requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Net cash used in operating activities	$(106,500)	$(54,406)
Net cash (used in) provided by investing activities	(137,816)	15,317
Net cash provided by financing activities	3,942	1,533
Net decrease in cash and cash equivalents	$(240,374)	$(37,556)

Operating Activities

In the three months ended March 31, 2026, we used $106.5 million of cash in operating activities, attributable to a net loss of $121.0 million and an increase in our net operating assets and liabilities of $13.7 million, offset by $15.0 million in license fees attributable to investing activities and adjustments for non-cash charges of $13.3 million. Non-cash charges primarily consisted of $13.2 million of stock-based compensation and $0.6 million net in accretion and amortization of loan exit fees and costs, partially offset by non-cash interest income of $0.8 million related to amortization of discount on purchases of marketable securities. The change in our net operating assets and liabilities was primarily due to a decrease of $8.0 million in accounts payable, an increase of $5.1 million in prepaid expense and other current assets, and a decrease of $0.4 million in accrued and other current liabilities, offset by an increase of $0.1 million in operating lease liabilities.

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

The increase in cash used in operating activities from the three months ended March 31, 2025 to the three months ended March 31, 2026 was primarily attributable to increased research and development and general and administrative expenses.

Investing Activities

In the three months ended March 31, 2026, our investing activities used $137.8 million of cash, primarily resulting from $210.6 million used for purchases of marketable securities and $15.0 million paid in license fees, offset by $87.9 million provided by maturities of marketable securities.

In the three months ended March 31, 2025, our investing activities provided $15.3 million of cash, primarily resulting from $90.0 million for purchases of marketable securities, offset by $106.2 million provided by maturities of marketable securities.

Financing Activities

In the three months ended March 31, 2026, our financing activities provided $3.9 million of cash, resulting from proceeds from exercise of stock options and issuance of shares under our employee stock purchase plan.

In the three months ended March 31, 2025, our financing activities provided $1.5 million of cash, resulting from proceeds from exercise of stock options and issuance of shares under our employee stock purchase plan.

Material Cash Requirements

During the three months ended March 31, 2026, there were no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

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

In June 2025, the Company refinanced its debt under the 2021 Loan Agreement by entering into a new non-revolving loan and security agreement, the proceeds of which were partially used to prepay the outstanding principal balance of the 2021 Loan Agreement in full. As a result, the Company no longer has any contractual obligations and commitments under the 2021 Loan Agreement.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in the Annual Report and the notes to our unaudited condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2026, there were no material changes to our critical accounting policies and estimates from those discussed in the Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of December 31, 2025 and March 31, 2026, we had cash, cash equivalents, and marketable securities of $714.6 million and $596.8 million, respectively, consisting primarily of money market funds, U.S. government bonds, and corporate debt securities.

Our primary exposure to market risk is interest rate sensitivity in our fixed income portfolio, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investment portfolio, an immediate 100 basis point change in interest rates as of December 31, 2025 and March 31, 2026 would not have a material effect on the fair market value of our cash, cash equivalents, and marketable securities. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

We are also exposed to interest rate risk in connection to our borrowings under our 2025 Loan Agreement with Oxford. As of March 31, 2026, we had $75.0 million of outstanding borrowings under the 2025 Loan Agreement. Pursuant to the 2025 Loan Agreement, outstanding indebtedness under the term loan bears interest at a per annum rate equal to the sum of (a) the greater of (i) the 1-Month CME Term SOFR (Term SOFR) and (ii) 3.75%, plus (b) 4.95%. We currently do not engage in any interest rate hedging activity, and we have no intention to do so in the foreseeable future. Based on the current interest rate of the term loan and the scheduled payments thereunder, we do not believe a 1.0% increase in the Term SOFR would have a material impact on our financial condition or results of operations. For more information regarding the 2025 Loan Agreement, see Note 5, Notes Payable, to our unaudited condensed financial statements.

Financial institution risk

Substantially all of our cash is held with a single financial institution. Due to its size, this financial institution represents a minimal credit risk. Cash amounts held at financial institutions are insured by the Federal Deposit Insurance Corporation up to $250,000 per depositor, per financial institution.

Foreign currency exchange risk

We are also exposed to market risk related to changes in foreign currency exchange rates, including recent changes resulting from monetary policies set by the U.S. and international central banks, inflationary pressures, and geopolitical developments, or instability or volatility in the global markets. From time to time, we contract with vendors that are located in Asia and Europe and whose balances due are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of March 31, 2026 and December 31, 2025, we held limited funds and future obligations denominated in foreign currencies. As such, a 10.0% increase or decrease in current exchange rates would not have a material effect on our financial results.

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

Based upon such evaluation, our CEO and CFO concluded that, as of March 31, 2026, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We identified no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by biotechnology companies in rapidly evolving fields. We may face difficulty transitioning from a company with a clinical development focus to a company capable of supporting commercial operations. If we do not adequately address these risks and difficulties or successfully make such a transition, our business, financial condition, results of operations and prospects will be significantly harmed.

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

As of March 31, 2026, we had $596.8 million in cash, cash equivalents and marketable securities. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations and capital expenditure requirements beyond the next 12 months from the date of this Quarterly Report on Form 10-Q. Our estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic nature of our business and the macroeconomic and geopolitical environment generally. We anticipate that our expenses will increase substantially if, and as, we:

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

We have incurred net losses in each reporting period since the commencement of our operations and have not generated any revenue from product sales to date. We had net losses of $121.0 million and $51.7 million for the three months ended March 31, 2026 and 2025, respectively. We had an accumulated deficit of $881.9 million as of March 31, 2026. Our losses have resulted principally from expenses incurred in research and development and from general and administrative costs and other expenses that we have incurred while building our business infrastructure. Our product candidates are in clinical and pre-clinical development. Even if one or more product candidates is commercialized, we expect that it will be several years, if ever, before revenue from product sales will result in net income. Even if we succeed in receiving marketing approval for and commercializing our product candidates in one or more indications, we expect that we will continue to incur substantial research and development and other expenses as we continue the clinical development programs for our product candidates in other indications.

We expect to continue to incur increased expenses and operating losses for the foreseeable future as we continue our research and development efforts, seek to obtain regulatory approval for our product candidates, and progress our commercial planning activities. The net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be an indication of our future performance. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had, and will continue to have, an adverse effect on our working capital. In any particular period, our operating results could be below the expectations of securities analysts or investors, which could cause our stock price to decline.

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

In June 2025, we entered into a Loan and Security Agreement (2025 Loan Agreement) with a loan syndicate involving Oxford Finance LLC, Oxford Finance Credit Fund II LP, Oxford Finance Credit Fund III LP, and Oxford Finance Credit Fund IV LP (collectively, Oxford) providing for borrowing capacity of up to $500.0 million. As of March 31, 2026, our outstanding debt balance under the 2025 Loan Agreement was $75.0 million. Our overall leverage and certain obligations and affirmative and negative covenants contained in the related documentation could adversely affect our financial health and business and future operations by limiting our ability to, among other things, satisfy our obligations under the 2025 Loan Agreement, refinance our debt on terms acceptable to us or at all, plan for and adjust to changing business, industry and market conditions, use our available cash flow to fund future acquisitions and make dividend payments, and obtain additional financing for working capital, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity.

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

The biotechnology industry is intensely competitive and subject to rapid and significant technological change. Our competitors include multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. The current standard-of-care for IgAN consists of treatment with off-label use of renin-angiotensin-aldosterone system (RAAS) inhibitors, including ACE inhibitors and ARBs, to control blood pressure, or steroids with or without other immunosuppressive agents to non-specifically reduce inflammation. SGLT2 inhibitors, including AstraZeneca’s FARXIGA®, which is approved for chronic kidney disease, is becoming the standard-of-care in some geographies including the United States. Among emerging therapies, we consider our most direct competitors with respect to atacicept in IgAN to be approved products: the reformulated steroid (TARPEYO®) from Asahi Kasei Corp., the anti-APRIL monoclonal antibody (VOYXACT®) from Otsuka Pharmaceuticals, both the complement inhibitor (FABHALTA®) and selective ETA receptor antagonist (VANRAFIA®) from Novartis, and the endothelin and angiotensin II receptor antagonist (FILSPARI®) from Travere Therapeutics, Inc.; and programs in Phase 3 clinical development: Roche/Ionis, Vertex, AstraZeneca, Biogen, Takeda, and Novartis.

There are no FDA-approved therapies for pMN. Companies with pMN trials in Phases 2 or 3 include Vertex, Roche, BeOne Medicines, Biogen, Climb Bio, and Walden Biosciences. Notably, Roche recently reported positive Phase 3 data for obinutuzumab in pMN. On April 13, 2026, Travere’s FILSPARI® received full FDA approval for the treatment of FSGS, becoming the first and only therapy approved in this indication. Companies with FSGS trials in Phases 2 or 3 include the following: Sanofi, Eli Lilly, Astellas, Walden Biosciences, Boehringer Ingelheim, Novartis, and Vertex. There are no FDA-approved therapies for MCD. Companies with MCD trials in Ph2/Ph3 include Sanofi, Travere Therapeutics, and Walden Biosciences.

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

The Trump administration is pursuing a two-fold strategy to reduce drug costs in the U.S. While it is unclear whether and how the proposals will be implemented, the policies may have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for any product candidate we commercialize. On the one hand, significant tariffs have been threatened to be imposed on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. On the other hand, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies, although proposed regulations have not yet been published. Such regulatory proposals or executive actions could negatively impact the U.S. pharmaceutical sector and our business. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan”, to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. Pharmaceutical pricing and marketing has long been the subject of considerable discussion in Congress and among policymakers, and it is possible that Congress could enact additional laws that negatively affect the pharmaceutical industry. If most favored nation pricing was ever to be codified by legislation, it could have a significant financial impact on our company.

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

Furthermore, on April 28, 2025, the UK adopted an amendment to the UK Medicines for Human Use (Clinical Trials) Regulations 2004 intended to support a more streamlined and flexible regulation of clinical trials, removing unnecessary administrative burdens on trial sponsors, whilst protecting the interests of trial participants. It also intends to bring the UK regulatory framework for clinical trials, which is still based on the CTD, into closer alignment with the CTR. The amendment became applicable on April 28, 2026 following a one-year transition period.

In addition, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. On April 26, 2023, the European Commission published a proposal for a new Directive and Regulation to revise the existing pharmaceutical legislation. The European Parliament and the Council of the EU adopted their respective positions on April 10, 2024 and June 4, 2025. Subsequent inter-institutional trilogue negotiations concluded on December 11, 2025, with a provisional political agreement. The proposed revisions remain to be formally adopted. The new framework is expected to enter into force in 2026 and to be subject to transitional arrangements, with full application not anticipated before 2028.

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

Some state and local laws require certain regulatory licenses to manufacture and distribute products commercially and/or the registration of pharmaceutical sales representatives. Some state and foreign laws require biotechnology companies to comply with the biotechnology industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare professionals or marketing expenditures. Some state and foreign laws require biotechnology companies to report information on the pricing of certain drug products.

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

Outside the United States, our operations are or may become subject to an increasing number of laws, regulations and industry standards governing data privacy and security. For example, the EU’s General Data Protection Regulation (EU GDPR) and the UK’s Data Protection Act 2018 (UK GDPR) (collectively, GDPR), Canada’s Personal Information Protection and Electronic Documents Act (PIPEDA), Australia’s Privacy Act, India’s Information Technology Act, China’s Personal Information Protection Law (PIPL) and South Korea’s Personal Information Protection Act impose strict requirements for processing of personal data, including clinical trials participants and other individuals. For instance, companies that violate the GDPR can face private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests, temporary or definitive prohibitions on data processing and other corrective actions, fines of up to the greater of 20 million Euros under the EU GDPR / 17.5 million pounds under the UK GDPR, or 4% of their worldwide annual revenue, whichever is higher. Furthermore, China’s PIPL imposes a set of specific obligations on covered businesses in connection with their processing and transfer of personal data and imposes fines of up to RMB 50 million or 5% of the prior year’s total annual revenue of the violator.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework). These mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as the EEA and/or UK) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of the EEA for allegedly violating the EU GDPR’s cross-border data transfer limitations. Additionally, companies that transfer personal data out of the EEA and/or UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Other regulators (such as the United States Department of Justice (US DOJ)) are also increasingly scrutinizing data transfers and have enacted certain cross-border data transfer prohibitions and restrictions that impact us. Violations of the relevant US DOJ rule can lead to significant civil and criminal penalties and applies regardless of whether the data is anonymized, key-coded, pseudonymized, de-identified or encrypted.

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

In addition, a severe or prolonged global economic downturn could result in a variety of risks to our business. For example, inflation rates, particularly in the United States, have been elevated compared to recent historical levels, and continued high rates of inflation may result, directly or indirectly, in increases in our operating costs (including our labor costs) and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Trade disputes, tariffs, restrictions and other political tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, results of operations and financial condition. In addition, trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Quarterly Report on Form 10-Q.

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

As of March 31, 2026, we had 339 full-time employees, including 144 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we continue to operate as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

The trading price of our common stock has been, and is likely to be, highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. For example, the closing price of our common stock from January 1, 2025 to April 30, 2026, has ranged from a low of $18.86 to a high of $55.67. The stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on internal control over financial reporting on an annual basis. Our independent registered public accounting firm is required to attest to our management report on internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002. The process of compiling the system, process, and controls documentation necessary to perform the evaluation required under Section 404 is costly and challenging. We have incurred additional professional fees and other expenses and expended significant management efforts to comply with Section 404. In particular, these expenses and efforts increased in connection with the requirement to furnish an attestation report on internal control over financial reporting by our independent registered public accounting firm in our Annual Reports on Form 10-K for the years ended December 31, 2024 and 2025. We expect that these increased levels of expenses and efforts associated with Sarbanes-Oxley compliance will continue.

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

As of March 31, 2026, there were 71,730,090 shares of common stock outstanding.

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

In addition, our reliance upon third-party partners and technologies to operate critical business systems and to process Confidential Information could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We rely on third-party partners in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, content delivery to customers, and other functions. We also rely on third-party partners to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place. Previously, we’ve been notified that certain third-party partners have experienced data breaches that may have involved our Confidential Information. If our third-party partners experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party partners fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

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

Any of the previously identified or similar threats could cause a security incident or other interruption from time to time that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our Confidential Information or our information technology systems, or those of the third-party partners. A security incident or other interruption could disrupt our ability (and that of our third-party partners (such as contract research organizations and clinical trial sites)) to provide our products or services. We may expend significant resources or modify our business activities (including our clinical trial activities) in an effort to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and Confidential Information. If a significant system failure, accident or security breach were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss, corruption or unauthorized disclosure of our trade secrets, personal data or other proprietary or sensitive information or other similar disruptions. For example, the loss of clinical trial data from completed or ongoing clinical trials could result in delays in our development and regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) The following table describes for the quarterly period covered by this report each trading arrangement for the purchase or sale of Company securities adopted, modified or terminated by our directors and officers that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a “Rule 10b5-1 trading arrangement,” or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Type of Trading Arrangement
Name	Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold***	Total Shares of Class A Common Stock to be Purchased	Expiration Date
Marshall Fordyce	Chief Executive Officer	Adoption	January 9, 2026	X		Up to 432,826 shares(1)	N/A	March 31, 2027

Robert Brenner	Chief Medical Officer	Adoption	January 9, 2026	X	Up to 91,200 shares	N/A	December 17, 2026
Sean Grant	Chief Financial Officer	Adoption	January 9, 2026	X	Up to 53,276 shares	N/A	December 17, 2026
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

(1) The shares that may be sold under the Rule 10b5-1 trading plan may be reduced by the number of shares sold to satisfy tax withholding obligations upon vesting of certain restricted stock units covered by the plan.

Item 6. Exhibits

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40407), filed with the SEC on May 18, 2021).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40407), filed with the SEC on May 18, 2021).

10.1*†	Vera Therapeutics, Inc. 2024 Inducement Plan, as amended March 27, 2026.

10.2*†¥	Offer Letter, by and between the Registrant and Laurence Matthew Skelton, dated January 24, 2026.

10.3*†¥	Offer Letter, by and between the Registrant and Jane Wright-Mitchell, dated March 7, 2026.

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

Vera Therapeutics, Inc.

Date: May 7, 2026	By:	/s/ Marshall Fordyce
Marshall Fordyce, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Sean Grant
Sean Grant
Chief Financial Officer (Principal Financial Officer)