Form 10-Q
period 2026-06-30
Vera Therapeutics, Inc.
filed 2026-08-10
CIK 1831828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of July 29, 2026, the registrant had 72,063,335 shares of common stock, $0.001 par value per share, outstanding, consisting solely of Class A common stock, $0.001 par value per share.

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

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS

An investment in shares of our common stock involves a high degree of risk. Below is a list of some of the material risks associated with our business. This summary does not address all of the risks that we face. Additional discussion of the risks listed in this summary, as well as other risks that we face, is set forth under Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q:

•
We have completed a limited number of clinical trials for our lead product, TRUTAKNATM, which received accelerated approval for commercial sale in the United States in July 2026, and it may be difficult to evaluate our current business and predict our future success and viability.
•
We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs of our product candidates or commercialization efforts.
•
We have incurred net losses since inception, and expect to record limited revenue from product sales during the third quarter of 2026. We expect to continue to incur net losses at least until we have one or more approved products that achieve commercial success.
•
The terms of our loan agreement place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.
•
TRUTAKNA is our only FDA-approved product and the success of our business depends, in part, on its successful commercialization.
•
We have never successfully commercialized a product before and may lack the necessary expertise, personnel and resources to successfully commercialize any product on our own or together with potential collaborators.
•
TRUTAKNA may fail to achieve the broad degree of physician and patient adoption and use necessary for commercial success.
•
We depend, in part, on the success of our product candidates. If we are unable to complete development of, obtain regulatory approval for and successfully commercialize our product candidates in one or more indications and in a timely manner, our business, financial condition, results of operations and prospects will be significantly harmed.
•
Enrollment and retention of participants in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control, due in part to the availability of competitive products and significant competition for recruiting participants in clinical trials.
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
•
Our lead product is subject to continued regulatory oversight and failure to comply with applicable regulatory requirements could have a material adverse impact on our business.
•
Disruptions at the FDA and other government agencies caused by funding shortages, staffing limitations, or policy changes could hinder their ability to hire, retain or deploy key leadership and other personnel, and prevent new or modified products from being developed, reviewed, approved or commercialized in a timely manner or at all, which could negatively impact our business.
•
Biosimilars may provide competition sooner than anticipated.

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
•
We may be required to make significant payments under our license agreements related to our lead product and product candidates.
•
If the scope of any patent protection we obtain is not sufficiently broad, or if we lose any of our patent protection, our ability to prevent our competitors from commercializing similar or identical product candidates would be adversely affected.
•
Patent terms may be inadequate to protect our competitive position on our lead product or product candidates for an adequate amount of time.
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
•
The manufacture of drugs is complex and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide adequate supply of our product candidates for clinical trials or our lead product for patients could be delayed or prevented.
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

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

VERA THERAPEUTICS, INC.

Condensed Balance Sheets

(in thousands, except share amounts)

(unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$48,876	$354,725
Marketable securities	450,285	359,864
Prepaid expenses and other assets, current	28,332	14,294
Total current assets	527,493	728,883
Other assets, noncurrent	5,491	5,850
Total assets	$532,984	$734,733
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,573	$21,898
Accrued expenses and other liabilities, current	33,748	31,557
Total current liabilities	48,321	53,455
Long-term debt	75,228	74,838
Other liabilities, noncurrent	1,677	1,919
Total liabilities	125,226	130,212
Stockholders’ equity
Class A common stock, $0.001 par value; 500,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 71,955,885 and 71,267,429 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	72	71
Additional paid-in capital	1,399,459	1,364,529
Accumulated other comprehensive (loss) income	(403)	786
Accumulated deficit	(991,370)	(760,865)
Total stockholders’ equity	407,758	604,521
Total liabilities and stockholders’ equity	$532,984	$734,733

The accompanying notes are an integral part of these unaudited condensed financial statements.

VERA THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$60,080	$58,195	$146,091	$99,473
General and administrative	52,410	21,946	91,531	37,862
Total operating expenses	112,490	80,141	237,622	137,335
Loss from operations	(112,490)	(80,141)	(237,622)	(137,335)
Other income (expense):
Interest income	5,348	6,320	11,703	13,226
Interest expense	(1,848)	(1,874)	(3,671)	(3,667)
Other expense, net	(483)	(836)	(915)	(449)
Total other income, net	3,017	3,610	7,117	9,110
Net loss	$(109,473)	$(76,531)	$(230,505)	$(128,225)
Other comprehensive loss:
Change in unrealized gains and losses on marketable securities	(247)	(127)	(1,189)	134
Comprehensive loss	$(109,720)	$(76,658)	$(231,694)	$(128,091)
Net loss per share attributable to common stockholders, basic and diluted	$(1.52)	$(1.20)	$(3.22)	$(2.01)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	71,838,008	63,789,303	71,658,300	63,730,756

The accompanying notes are an integral part of these unaudited condensed financial statements.

VERA THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Class A Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2025	71,267,429	$71	$1,364,529	$786	$(760,865)	$604,521
Issuance of common stock pursuant to exercise of options	155,639	1	2,500	—	—	2,501
Issuance of common stock upon vesting of restricted stock units	237,070	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	69,952	—	1,441	—	—	1,441
Stock-based compensation	—	—	13,208	—	—	13,208
Change in unrealized gains and losses on marketable securities	—	—	—	(942)	—	(942)
Net loss	—	—	—	—	(121,032)	(121,032)
Balances as of March 31, 2026	71,730,090	$72	$1,381,678	$(156)	$(881,897)	$499,697
Issuance of common stock pursuant to exercise of options	166,995	—	1,918	—	—	1,918
Issuance of common stock upon vesting of restricted stock units	58,800	—	—	—	—	—
Stock-based compensation	—	—	15,863	—	—	15,863
Change in unrealized gains and losses on marketable securities	—	—	—	(247)	—	(247)
Net loss	—	—	—	—	(109,473)	(109,473)
Balances as of June 30, 2026	71,955,885	$72	$1,399,459	$(403)	$(991,370)	$407,758

	Class A Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2024	63,559,858	$64	$1,037,948	$393	$(461,250)	$577,155
Issuance of common stock pursuant to exercise of options	100,587	—	982	—	—	982
Issuance of common stock upon vesting of restricted stock units	90,283	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	23,430	—	551	—	—	551
Stock-based compensation	—	—	7,744	—	—	7,744
Change in unrealized gains and losses on marketable securities	—	—	—	261	—	261
Net loss	—	—	—	—	(51,694)	(51,694)
Balances as of March 31, 2025	63,774,158	$64	$1,047,225	$654	$(512,944)	$534,999
Issuance of common stock pursuant to exercise of options	45,162	—	464	—	—	464
Issuance of common stock upon vesting of restricted stock units	4,345	—	—	—	—	—
Stock-based compensation	—	—	9,472	—	—	9,472
Change in unrealized gains and losses on marketable securities	—	—	—	(127)	—	(127)
Net loss	—	—	—	—	(76,531)	(76,531)
Balances as of June 30, 2025	63,823,665	$64	$1,057,161	$527	$(589,475)	$468,277

The accompanying notes are an integral part of these unaudited condensed financial statements.

VERA THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(230,505)	$(128,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	272	204
Accretion of discount and amortization of premium on purchase of debt securities	(1,941)	(4,421)
Accretion of loan exit fee and amortization of loan costs	1,285	377
Reduction in the carrying amount of operating lease right-of-use assets	236	901
Stock-based compensation	29,071	17,216
Upfront and milestone obligations under license agreements	15,000	800
Changes in operating assets and liabilities:
Prepaid expense and other current assets	(14,571)	(4,162)
Other assets	—	158
Accounts payable	(7,302)	5,492
Accrued and other liabilities	2,071	3,319
Operating lease liabilities	(369)	(863)
Net cash used in operating activities	(206,753)	(109,204)
Cash flows from investing activities
Upfront and milestone payments under license agreements	(15,000)	(800)
Purchase of internal use software license	(264)	—
Purchase of property and equipment	(23)	(395)
Purchase of marketable securities	(308,617)	(187,251)
Proceeds from maturities of marketable securities	218,948	232,307
Net cash provided by (used in) investing activities	(104,956)	43,861
Cash flows from financing activities
Proceeds from exercise of stock options and employee stock purchase plan	5,860	1,997
Proceeds from refinancing under loan and security agreement, net	—	23,338
Payment of deferred issuance costs related to unfunded loan commitments	—	(3,517)
Net cash provided by financing activities	5,860	21,818
Net decrease in cash and cash equivalents	(305,849)	(43,525)
Cash and cash equivalents, beginning of period	354,725	92,646
Cash and cash equivalents, end of period	$48,876	$49,121
Supplemental disclosure of cash flow information
Cash paid for interest expense	$3,280	$3,238
Internal-use software license acquired through accrued liabilities	247	—

The accompanying notes are an integral part of these unaudited condensed financial statements.

VERA THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Description of Business

Vera Therapeutics, Inc. (the Company) is a commercial-stage biotechnology company focused on developing and commercializing treatments for patients with serious immunological diseases. The Company was incorporated in May 2016 in Delaware. The Company’s headquarters are in Brisbane, California. The Company operates in one segment, Therapeutics, focused on developing and commercializing transformative treatments for patients with serious immunological diseases. On July 7, 2026, the U.S. Food and Drug Administration (FDA) granted accelerated approval to TRUTAKNATM (atacicept-vymj) to reduce proteinuria in adults with primary immunoglobulin A nephropathy (IgAN) at risk for disease progression.

Liquidity

Since inception, the Company has devoted substantially all of its resources to its research and development efforts, pre-clinical studies and clinical trials, building a sales, marketing and distribution infrastructure to support commercial launch activities, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. The Company has incurred recurring net operating losses and has not generated positive cash flows from operations since its inception and had an accumulated deficit of $991.4 million as of June 30, 2026. The Company had cash, cash equivalents and marketable securities of $499.2 million as of June 30, 2026. The Company has funded its operations primarily through the issuance of common stock, redeemable convertible preferred stock, debt financing and convertible notes. Management expects to continue to incur losses and negative cash flows from operations in the near term.

Management believes that the Company’s cash, cash equivalents and marketable securities as of June 30, 2026 will be sufficient to fund its planned operations and capital expenditure requirements for at least the next 12 months subsequent to the issuance date of these financial statements. The Company intends to raise additional capital through public or private equity offerings, debt financing, or other capital sources, which may include strategic collaborations or other arrangements with third parties in order to achieve its long-term business objectives. If the Company fails to obtain necessary capital when needed on acceptable terms, or at all, it could force the Company to delay, limit, reduce or terminate its product development programs, commercialization efforts or other operations.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation, with no impact on previously reported net income or total assets.

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

The Company’s future results of operations involve a number of other risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, uncertainty of results of clinical trials and reaching milestones, uncertainty of regulatory approval of the Company’s current and potential future product candidates, uncertainty of market acceptance of the Company’s lead product or product candidates, competition from substitute products and larger companies, securing and protecting proprietary technology, strategic relationships and dependence on key individuals or sole-source suppliers. The Company relies on single-source suppliers for some components of its supply chain. If any of the single source suppliers fails to satisfy the Company’s requirements on a timely basis, it could suffer delays in its clinical development programs and commercial launch activities, which could adversely affect operating results.

TRUTAKNA is the Company’s only FDA-approved product and the success of its business depends, in part, on successful commercialization. In addition, the Company’s product candidates require approvals from the U.S. Food and Drug Administration and comparable foreign regulatory authorities prior to commercial sales in their respective jurisdictions. There can be no assurance that any product candidates will receive the necessary approvals. If the Company was denied approval, approval was delayed, or the Company was unable to maintain approval for any approved product, it could have a materially adverse impact on the Company.

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

3. OTHER FINANCIAL STATEMENT INFORMATION

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Prepaid drug manufacturing costs	$9,978	$1,637
Interest income receivable	3,928	3,285
Prepaid clinical trial costs	2,930	3,435
Prepaid commercial planning costs	2,562	359
Prepaid software costs	2,448	1,669
Prepaid medical affairs costs	2,277	486
Other	4,209	3,423
Total prepaid expenses and other current assets	$28,332	$14,294

Other Noncurrent Assets

Other noncurrent assets consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Operating lease right-of-use assets	$1,687	$1,923
Deferred debt issuance costs	1,578	2,473
Property and equipment, net	813	1,374
Internal-use software	800	—
Other	613	80
Total other noncurrent assets	$5,491	$5,850

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued payroll	$12,151	$18,700
Accrued drug manufacturing costs	10,283	8,427
Accrued commercial planning expenses	4,452	1,181
Accrued clinical trial costs	4,131	1,333
Other	2,731	1,916
Total accrued expenses and other current liabilities	$33,748	$31,557

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

Unrealized gains and losses are reported as a component of other comprehensive income (loss). Fair value of the debt securities was $450.3 million and $367.1 million as of June 30, 2026 and December 31, 2025, respectively.

The following table presents the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2026
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities
Money market funds	Level 1	$47,652	$—	$—	$47,652	$47,652	$—
U.S. Government bonds	Level 2	206,439	25	(144)	206,320	—	206,320
U.S. Government agency securities	Level 2	16,995	—	(66)	16,929	—	16,929
Corporate debt securities	Level 2	227,254	28	(246)	227,036	—	227,036
Total cash equivalents and marketable securities		498,340	53	(456)	497,937	47,652	450,285
Cash		1,224	—	—	1,224	1,224	—
Total		$499,564	$53	$(456)	$499,161	$48,876	$450,285

	December 31, 2025
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities
Money market funds	Level 1	$342,915	$—	$—	$342,915	$342,915	$—
U.S. Government bonds	Level 2	166,736	480	—	167,216	—	167,216
U.S. Government agency securities	Level 2	9,997	1	(23)	9,975	—	9,975
Corporate debt securities	Level 2	189,536	329	(1)	189,864	7,191	182,673
Total cash equivalents and marketable securities		709,184	810	(24)	709,970	350,106	359,864
Cash		4,619	—	—	4,619	4,619	—
Total		$713,803	$810	$(24)	$714,589	$354,725	$359,864

Marketable debt securities that had been in unrealized loss positions as of June 30, 2026, and December 31, 2025 were in an unrealized loss position for less than 12 months. Unrealized losses from marketable debt securities are primarily attributable to changes in interest rates and not due to credit-related factors. Management does not believe any remaining unrealized losses represent impairments or credit-related losses based on evaluation of available evidence.

The following table classifies the estimated fair value of investments in available-for-sale marketable debt securities by effective contractual maturity dates (in thousands):

June 30, 2026
Due within one year	$407,480
Due after one year to two years	42,805
Total marketable securities	$450,285

5. NOTES PAYABLE

Notes payable consist of the following (in thousands):

		June 30, 2026		December 31, 2025
	Maturity	Effective Interest Rate	Amount	Effective Interest Rate	Amount
Collateralized note 2025-06	2030	9.74%	$75,000	9.85%	$75,000
Total borrowings			75,000		75,000
Accrued exit fees net of unamortized issuance costs			228		(162)
Net carrying amount of debt			$75,228		$74,838

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

2025 Loan Agreement

On June 2, 2025, the Company entered into a new non-revolving loan and security agreement (2025 Loan Agreement) with a loan syndicate involving Oxford Finance, OFCF II, OFCF III, and Oxford Finance Credit Fund IV LP (OFCF IV) (collectively, Oxford). The 2025 Loan Agreement has a total borrowing capacity of up to $500.0 million, of which $75.0 million was funded at closing and $50.0 million remains available for draw at the Company’s discretion until December 31, 2026. Following accelerated approval of TRUTAKNA by the FDA in July 2026, an additional $75.0 million is available for draw at the Company’s discretion until November 4, 2026. The Company also has the option to draw two tranches, each of a maximum of $50.0 million, upon achievement of certain commercial milestones related to TRUTAKNA once approved, and up to $200.0 million available at the mutual discretion of the Company and Oxford. As of June 30, 2026, the Company’s outstanding borrowing under the 2025 Loan Agreement was $75.0 million.

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

6. STOCKHOLDERS’ EQUITY

As of June 30, 2026 and December 31, 2025, the Company’s amended and restated certificate of incorporation authorized the Company to issue 500,000,000 shares of Class A common stock and 14,600,000 shares of Class B common stock, and 10,000,000 shares of preferred stock, each with a par value of $0.001 per share. Each share of Class A common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. There were no shares of Class B common stock or preferred stock outstanding as of June 30, 2026 and December 31, 2025. Common stockholders are entitled to receive dividends, as may be declared by the board of directors. Through June 30, 2026, no cash dividends have been declared or paid.

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

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (ESPP) became effective in May 2021. As of June 30, 2026, 220,042 shares have been issued pursuant to the ESPP. The ESPP generally provides for six-month consecutive offering periods beginning every September 14 and March 14. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation.

The table below summarizes the Company's equity plans as of June 30, 2026:

Plan	Maximum Number of Shares Authorized	Shares Available for Future Issuance
2024 Inducement Plan	4,390,000	655,797
2021 Equity Incentive Plan	13,614,767	3,978,065
2017 Equity Incentive Plan	2,275,305	—
2021 Employee Stock Purchase Plan	2,029,448	1,809,406

Option Activity

Stock option activity under the 2017 EIP, 2021 EIP, and 2024 Inducement Plan for the period ended June 30, 2026 is summarized as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000s)
Outstanding as of December 31, 2025	8,395,290	$19.59	7.58	$260,696
Granted	2,155,339	$41.93
Exercised	(322,634)	$13.70
Cancelled and forfeited	(312,144)	$32.41
Outstanding as of June 30, 2026	9,915,851	$24.23	7.59	$187,146
Options exercisable as of June 30, 2026	5,019,619	$16.62	6.43	$132,361
Vested and expected to vest as of June 30, 2026	9,915,851	$24.23	7.59	$187,146

The aggregate intrinsic value of stock options exercised during the three months ended June 30, 2026 and 2025 was $4.3 million and $1.0 million, respectively. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2026 and 2025 was $8.7 million and $3.7 million, respectively. The weighted-average grant date fair value of options granted during the three months ended June 30, 2026 and 2025 was $30.02 per share and $20.20 per share, respectively. The weighted-average grant date fair value of options granted during the six months ended June 30, 2026 and 2025 was $34.73 per share and $23.43 per share, respectively.

Award Activity

The Company grants restricted stock units (RSU) pursuant to the 2021 EIP and satisfies such grants through the issuance of the Company’s Class A common stock. The following table shows RSU activity for the period ended June 30, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested balance as of December 31, 2025	1,599,840	$28.67
Granted	1,031,465	42.46
Vested	(295,870)	27.12
Cancelled and forfeited	(144,673)	29.99
Unvested balance as of June 30, 2026	2,190,762	$35.28

Stock-Based Compensation Expense

The following tables summarize the stock-based compensation expense for stock options and restricted stock units granted to employees and non-employees and for ESPP stock-based compensation that was recorded in the Company’s condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$6,977	$4,328	$13,406	$7,753
General and administrative	8,886	5,144	15,665	9,463
Total stock-based compensation expense	$15,863	$9,472	$29,071	$17,216

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Employees	$15,155	$8,847	$27,834	$15,836
Non-employees	708	625	1,237	1,380
Total stock-based compensation expense	$15,863	$9,472	$29,071	$17,216

As of June 30, 2026, the Company had $107.8 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.7 years. For the three months ended June 30, 2026 and 2025, the Company recognized $10.4 million and $6.9 million of stock-based compensation expense for stock options, respectively. For the six months ended June 30, 2026 and 2025, the Company recognized $19.3 million and $12.8 million of stock-based compensation expense for stock options, respectively.

As of June 30, 2026, the Company had $68.4 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 3.1 years. For the three months ended June 30, 2026 and 2025, the Company recognized $5.1 million and $2.4 million of stock-based compensation expense for restricted stock units, respectively. For the six months ended June 30, 2026 and 2025, the Company recognized $9.1 million and $4.1 million of stock-based compensation expense for restricted stock units, respectively.

Stock-based compensation expense related to the ESPP for the three months ended June 30, 2026 and 2025 was $0.3 million and $0.2 million, respectively. Stock-based compensation expense related to the ESPP for the six months ended June 30, 2026 and 2025 was $0.7 million and $0.3 million, respectively.

The fair value of stock options granted during the three and six months ended June 30, 2026 and 2025 was estimated using the Black-Scholes option pricing model based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expected term (in years)	5.5 – 6.1	5.5 – 6.1	5.5 – 6.1	5.5 – 6.1
Expected volatility	78.1% – 82.5%	81.8% – 83.9%	78.1% – 87.6%	81.8% – 83.9%
Risk-free rate	4.0% – 4.3%	3.8% – 4.3%	3.7% – 4.3%	3.8% – 4.5%
Dividend yield	—	—	—	—

8. LICENSES

Ares Trading S.A.

The Company has a license agreement with Ares Trading S.A. (Ares), pursuant to which the Company maintains an exclusive worldwide license to certain patents and related know-how to research, develop, manufacture, use and commercialize therapeutic products containing atacicept, a recombinant fusion protein used to inhibit B cell growth and differentiation.

In January 2026, the Company achieved a specified regulatory milestone and paid $15.0 million to Ares upon acceptance of the Company’s Biologics License Application for treatment of IgAN by the FDA. This was recorded as research and development expense. In July 2026, the Company achieved a specified regulatory milestone and is obligated to pay $20.0 million to Ares upon accelerated approval of the Company’s Biologics License Application for treatment of IgAN by the FDA.

The Company is obligated to pay Ares additional milestone payments, including $10.0 million upon the first filing of an approval application in the European Union, and other potential milestone payments of up to $131.5 million in aggregate upon the achievement of regulatory filing and approval milestones for other geographic regions and indications, and up to $515.0 million upon the achievement of specified worldwide aggregate annual net sales milestones, beginning with $15.0 million if net sales reach $250.0 million and $50.0 million if net sales reach $500.0 million.

9. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company believes that there are no actions pending which would have a material adverse effect on its financial statements.

Indemnification

As of June 30, 2026, the Company did not have any material indemnification claims that were probable and consequently no related liabilities have been recorded.

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

10. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following outstanding potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Class A common stock options issued and outstanding	9,915,851	8,104,871	9,915,851	8,104,871
Unvested restricted stock units	2,190,762	1,379,915	2,190,762	1,379,915
Shares reserved for ESPP purchases	5,550	6,929	5,550	6,929
Total	12,112,163	9,491,715	12,112,163	9,491,715

11. RELATED PARTY TRANSACTIONS

A member of the Company’s board of directors also serves as chairman of the board of directors of IntegriChain. The Company entered into an agreement with IntegriChain to procure software and services for government pricing, contracting, policy development, and rebate operations related to commercialization and market access with expected fees and expenses of up to $0.3 million. The Company recorded related party expense of $0.1 million and $0.1 million to IntegriChain for these services in the three and six months ended June 30, 2026, respectively. This amount is included in general and administrative expenses on the Company’s condensed statements of operations and comprehensive loss. As of June 30, 2026, the Company recorded related party payable amounts of $0.1 million to IntegriChain, which were included in accounts payable and other current liabilities on the Company’s condensed balance sheet.

12. SEGMENT REPORTING

The Company has one reportable segment: Therapeutics. This segment is dedicated to developing and commercializing medical treatments for patients with serious immunological diseases. The Company’s lead product, TRUTAKNA, was granted accelerated approval by the FDA for the treatment of IgAN in the U.S. in July 2026. TRUTAKNA is a native human TACI-Fc fusion protein that binds both the B-cell activating factor (BAFF) and A proliferation-inducing ligand (APRIL) cytokines and is self-administered subcutaneously at home. Atacicept is also being evaluated for the treatment of other autoimmune kidney diseases and the Company intends to seek marketing approval of atacicept for the treatment of IgAN in regions outside of the U.S. in the future. The Company also holds worldwide, exclusive development and commercial rights to MAU868, a monoclonal antibody to treat BK virus infections for which the Company completed a Phase 2 clinical trial in 2022, and worldwide, exclusive development and commercial rights to VT-109, a novel, next generation dual BAFF/APRIL inhibitor that is in preclinical development.

Since inception, the Company has devoted substantially all its resources to research and development efforts, pre-clinical studies and clinical trials, building a sales, marketing and distribution infrastructure to support commercial activities, establishing and maintaining intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. As of June 30, 2026, the Company did not have any product candidates approved for commercial sale and had not generated any revenue from product sales.

The accounting policies used in the segment reporting are the same as those disclosed in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The Company’s Chief Operating Decision Maker (CODM) is the Chief Executive Officer. The CODM assesses performance for the single reportable segment and decides how to allocate resources based on net loss and total operating expenses. As the Company has not generated any revenue as of June 30, 2026, total operating expenses is equivalent to loss from operations on the statements of operations and comprehensive loss. The measure of segment assets is reported on the balance sheet as total assets.

The CODM uses net loss as the reportable segment’s primary measure of profit or loss to evaluate the segment’s financial position and to determine the need for additional financing or equity offerings. The CODM also uses total operating expenses as a measure to evaluate controllable spend from total current assets in deciding how to allocate resources within the Therapeutics segment.

The Company's reportable segment total operating expenses, including significant segment expenses, and net loss for the three and six months ended June 30, 2026 and 2025, consisted of the following (in thousands):

	Therapeutics
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Payroll and related	$48,543	$25,193	$90,584	$45,950
Direct research and development - clinical trials	15,633	12,636	44,329	24,630
Direct research and development - contract drug manufacturing	15,742	23,498	46,197	33,040
Commercial planning	15,057	3,822	23,040	6,986
Depreciation and amortization	132	119	272	204
Other segment items*	17,383	14,873	33,200	26,525
Total operating expenses	112,490	80,141	237,622	137,335
Loss from operations	(112,490)	(80,141)	(237,622)	(137,335)
Other income (expense):
Interest income	5,348	6,320	11,702	13,226
Interest expense	(1,848)	(1,874)	(3,671)	(3,667)
Other segment items**	(483)	(836)	(914)	(449)
Segment and consolidated net loss	$(109,473)	$(76,531)	$(230,505)	$(128,225)

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

Overview

We are a commercial-stage biotechnology company focused on the pursuit of truth in science to transform medicine in autoimmune disease, starting with the kidney. Our flagship commercial product is TRUTAKNATM (atacicept-vymj), an inhibitor of B-cell activating factor (BAFF) and A Proliferation-Inducing Ligand (APRIL) indicated to reduce proteinuria in adults with primary immunoglobulin A nephropathy (IgAN) at risk for disease progression. Beyond IgAN, we are evaluating additional diseases where the reduction of autoantibodies through inhibition of BAFF and APRIL may prove clinically meaningful.

On July 7, 2026, the U.S. Food and Drug Administration (FDA) granted accelerated approval to TRUTAKNA. The accelerated approval is based on a prespecified interim analysis of the ongoing ORIGIN Phase 3 trial (ORIGIN 3) in which participants treated with TRUTAKNA achieved a 46% reduction in proteinuria from baseline, with a statistically significant and clinically meaningful 42% reduction compared to placebo (p < 0.0001) at 36 weeks. In this registrational program, TRUTAKNA was generally well-tolerated. The final efficacy analysis from ORIGIN 3 is expected in the third quarter of 2026, followed by an anticipated supplemental Biologics License Application submission to the FDA expected in the fourth quarter of 2026 which could lead to potential full FDA approval of TRUTAKNA in 2027.

TRUTAKNA is a soluble recombinant fusion protein containing the human transmembrane activator and calcium-modulating cyclophilin ligand interactor (TACI) receptor that binds to BAFF and APRIL, the two key cytokines that activate B cells and drive IgAN pathophysiology. In IgAN, activated B cells produce both the antigen and associated antibodies that result in the production of damaging IgA immune complexes. The overlapping roles of BAFF and APRIL in activating B cells support the potential for TRUTAKNA as a disease-modifying therapy. TRUTAKNA is self-administered as an at home, small-volume (1 ml), 150 mg once-weekly autoinjector.

We believe that atacicept has pipeline-in-a-molecule potential, with potential application in multiple diseases. In the Phase 2 PIONEER clinical trial, for which we expect to report additional results in the fourth quarter of 2026, we are evaluating atacicept in a broader population of IgAN patients as well as other autoimmune kidney diseases, including primary membranous nephropathy (pMN), focal segmental glomerulosclerosis (FSGS) and minimal change disease (MCD), in patients with anti-phospholipase A2 receptor or anti-nephrin autoantibodies. Potential future indications include anti-neutrophil cytoplasmic antibody-associated vasculitis, lupus nephritis, Sjogren’s disease, systemic lupus erythematosus, systemic sclerosis, generalized myasthenia gravis, and idiopathic thrombocytopenic purpura.

We also hold worldwide, exclusive development and commercial rights to MAU868, a potentially first-in-class monoclonal antibody to treat reactivated BK virus infections, for which we completed a Phase 2 clinical trial in 2022. In January 2025, we acquired worldwide, exclusive development and commercial rights to VT-109, a novel, next-generation BAFF and APRIL inhibitor that is in preclinical development. We believe that our current pipeline programs leverage the deep expertise of our team and have strong potential commercial synergies.

We currently have only one product approved for commercial sale and expect to record limited revenue from product sales during the third quarter of 2026. Our ability to generate revenue sufficient to achieve profitability, if ever, will depend on the successful commercialization of our lead product and development of our product candidates, which we expect will take a number of years. We also do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of our lead product and product candidates. We believe that this strategy allows us to maintain a more efficient infrastructure by eliminating the need for us to invest in our own manufacturing facilities, equipment, and personnel while also enabling us to focus our expertise and resources on the successful commercialization of our lead product and development of our product candidates.

To date, we have funded our operations primarily through proceeds from the sale of shares of our common stock, redeemable convertible preferred stock, debt financing and convertible promissory notes. As of June 30, 2026, we had $499.2 million in cash, cash equivalents and marketable securities, compared to $714.6 million as of December 31, 2025.

We have incurred significant operating losses since the commencement of our operations. Our net losses were $109.5 million and $76.5 million for the three months ended June 30, 2026 and 2025, respectively, and we expect to incur significant and increasing losses for the foreseeable future as we commercialize our lead product and continue to advance our product candidates toward commercialization. Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our research and development activities. As of June 30, 2026, we had an accumulated deficit of $991.4 million, compared to $760.9 million as of December 31, 2025. Our primary use of cash is to fund operating expenses, which consist of research and development and general and administrative expenditures. Cash used to fund operating expenses depends on the timing of when we pay these expenses, as reflected in the changes in our working capital balances.

We expect to continue to incur net operating losses in the near term, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. We expect our expenses and capital requirements will increase significantly in connection with our ongoing activities as we:

•
initiate or continue nonclinical studies and clinical trials for our lead product and product candidates;
•
seek regulatory approvals for any product candidates that successfully complete clinical trials;
•
continue to scale up external manufacturing capacity with the aim of securing sufficient quantities to meet our capacity requirements for clinical trials and potential commercialization;
•
establish a sales, marketing and distribution infrastructure to commercialize approved product candidates and related additional commercial manufacturing costs;
•
develop, maintain, expand, protect and enforce our intellectual property portfolio, including patents, trade secrets, and know-how;
•
acquire, develop or in-license other product candidates and technologies and further expand our clinical product pipeline;
•
attract, develop and retain additional clinical, scientific, quality control, commercial, and manufacturing management and administrative personnel; and
•
add clinical, operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts.

We also expect to increase the size of our administrative function to support the growth of our business. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

We will require substantial additional funding to successfully commercialize our lead product, develop our product candidates and support our continuing operations. Until such time that we can generate significant revenue from product sales or other sources, if ever, we expect to finance our operations through the sale of equity, debt financings, or other capital sources, which could include income from collaborations, strategic partnerships, or marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, including requiring us to have to delay, reduce or eliminate our product development or commercialization efforts. Insufficient liquidity may also require us to relinquish rights to our lead product or product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development efforts. We cannot provide assurance that we will ever be profitable or generate positive cash flow from operating activities.

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

Although we did not see a significant financial impact to our business operations as a result of recent geopolitical and macroeconomic developments during the three months ended June 30, 2026, there may be potential impacts to our business in the future that are highly uncertain and difficult to predict such as disruptions or restrictions in our supply chain, disruption or restrictions on our employees’ ability to travel, disruptions to or delays in ongoing non-clinical trials, clinical trials, third-party manufacturing supply and other operations, interruptions or delays in the operations of the FDA or other regulatory authorities, and continued elevated inflation and interest rates which may increase the cost of conducting business activities or cause changes in availability and cost of credit and impact our ability to raise capital and conduct business development activities. The ultimate impact of these geopolitical and macroeconomic developments, as well as any lasting effects on our business, is highly uncertain and subject to continued change, and we recognize that macroeconomic and geopolitical factors may continue to present unique challenges for us.

We believe that our existing cash, cash equivalents and marketable securities held as of June 30, 2026, will be sufficient to fund our planned operations and capital expenditure requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. However, should adverse geopolitical or macroeconomic events, such as those discussed above, any recession or depression associated with those events or other events described herein, continue for a prolonged period, our results of operations, financial condition, liquidity and cash flows could be materially impacted as a result of a lower likelihood of successfully commercializing our lead product and effectively developing our product candidates.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2026	2025	Change	2026	2025	Change
Operating expenses:
Research and development	$60,080	$58,195	$1,885	$146,091	$99,473	$46,618
General and administrative	52,410	21,946	30,464	91,531	37,862	53,669
Total operating expenses	112,490	80,141	32,349	237,622	137,335	100,287
Loss from operations	(112,490)	(80,141)	(32,349)	(237,622)	(137,335)	(100,287)
Other income (expense):
Interest income	5,348	6,320	(972)	11,703	13,226	(1,523)
Interest expense	(1,848)	(1,874)	26	(3,671)	(3,667)	(4)
Other (expense) income, net	(483)	(836)	353	(915)	(449)	(466)
Total other income	3,017	3,610	(593)	7,117	9,110	(1,993)
Net loss	$(109,473)	$(76,531)	$(32,942)	$(230,505)	$(128,225)	$(102,280)

Research and Development Expenses

Research and development expenses represent a substantial portion of our operating expenses. Our research and development expenses consist primarily of direct and indirect expenses incurred in connection with the research and development of our lead product and product candidates. Direct expenses include costs incurred under agreements with third parties, including contract research organizations, contract drug manufacturing organizations and consultants directly related to our research and development of our lead product and product candidates, and license and milestone fees incurred as a result of our contractual obligations for our development candidates. Until we receive marketing approval for a product candidate, all drug manufacturing costs are expensed as research and development. Indirect expenses include employee compensation and other personnel-related expenses, including stock-based compensation, facilities and depreciation related to buildings and equipment used by research and development personnel and activities and other expenses.

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

The following table summarizes our research and development expenses incurred during the respective periods:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2026	2025	Change	2026	2025	Change
Direct research and development expenses
Contract drug manufacturing	$15,742	$23,498	$(7,756)	46,197	$33,040	$13,157
Clinical trial expenses	15,633	12,636	2,997	29,229	23,880	5,349
Consulting and professional services	5,571	6,613	(1,042)	9,889	12,772	(2,883)
License and milestone obligations	—	—	—	15,100	750	14,350
Indirect research and development expenses
Employee compensation and related benefits	21,390	14,191	7,199	42,318	26,562	15,756
Facilities and other	1,744	1,257	487	3,358	2,469	889
Research and development expenses	$60,080	$58,195	$1,885	$146,091	$99,473	$46,618

Research and development expenses increased by $1.9 million, or 3%, to $60.1 million in the three months ended June 30, 2026, from $58.2 million in the three months ended June 30, 2025, due to an increase of $7.2 million for employee compensation and related benefit expenses, including a $2.7 million increase in stock-based compensation expense, as a result of growth in research and development employee headcount, an increase of $3.0 million in clinical trial expenses mainly due to increased expenses for the PIONEER and ORIGIN EXTEND trials, and an increase of $0.5 million in facilities and other, including a $0.3 million increase in travel expenses supporting research and development activities, partially offset by a decrease of $7.8 million in contract drug manufacturing costs for clinical and potential commercial use and a decrease of $1.0 million in consulting and professional services, primarily related to advisory board and expert forum activities incurred in 2025.

Research and development expenses increased by $46.6 million, or 47%, to $146.1 million in the six months ended June 30, 2026, from $99.5 million in the six months ended June 30, 2025, due to an increase of $15.8 million for employee compensation and related benefit expenses, including a $5.7 million increase in stock-based compensation expense, as a result of growth in research and development employee headcount, an increase of $14.4 million in license and milestone expense related to current period recognition of a $15.0 million milestone payment due upon filing of the BLA, an increase of $13.2 million in contract drug manufacturing costs for clinical and potential commercial use, an increase of $5.3 million in clinical trial expenses mainly due to increased expenses for the PIONEER and ORIGIN EXTEND trials, and an increase of $0.9 million in facilities and other, including a $0.6 million increase in travel expenses supporting research and development activities, partially offset by a decrease of $2.9 million in consulting and professional services, primarily related to advisory board and expert forum activities incurred in 2025.

Prior to receiving accelerated approval from the FDA for TRUTAKNA on July 7, 2026, we recorded all manufacturing costs as research and development expenses as incurred, including costs for materials and work in process that we intend to use for commercial supply. From July 7, 2026 and onward, manufacturing costs incurred for commercial inventory will be capitalized as current assets and later recorded to expense as cost of sales in the periods in which sales of the related inventory are recognized.

We expect our research and development expenses to increase in future periods as we seek full regulatory approval of atacicept in IgAN in the U.S. and regulatory approval in other non-U.S. markets, conduct additional clinical trials of atacicept, and if we expand development of atacicept in other indications or product configurations, or advance other product candidates.

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

The following table summarizes our general and administrative expenses incurred during the respective periods:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2026	2025	Change	2026	2025	Change
Employee compensation and related benefits	$27,153	$11,002	$16,151	$48,266	$19,387	$28,879
Commercial planning and medical affairs	15,297	3,811	11,486	23,924	5,147	18,777
Legal, accounting and audit fees	1,841	1,883	(42)	4,009	3,668	341
Software	1,520	868	652	2,764	1,191	1,573
Consultants, including non-employee director compensation	1,410	1,142	268	2,593	2,654	(61)
Other	5,189	3,240	1,949	9,975	5,815	4,160
General and administrative expenses	$52,410	$21,946	$30,464	$91,531	$37,862	$53,669

General and administrative expenses increased by $30.5 million, or 139%, to $52.4 million in the three months ended June 30, 2026, from $21.9 million in the three months ended June 30, 2025, primarily due to an increase of $16.2 million in employee compensation and related benefits expenses, including stock-based compensation, as a result of increased general and administrative employee headcount including sales personnel, an increase of $11.5 million in commercial planning and medical affairs expenses related to marketing, market research, market access, medical information, and health economics activities in preparation for the anticipated commercial launch of TRUTAKNA, an increase of $0.7 million in software expenses primarily supporting anticipated commercial operations, and an increase of $0.3 million in consulting expenses. The $1.9 million increase in other general and administrative expenses was primarily driven by increases of $1.2 million in corporate communications expenses and $0.9 million in business travel expenses, partially offset by decreases of $0.3 million in recruiting and placement expenses and $0.2 million in rent and facilities expenses.

General and administrative expenses increased by $53.7 million, or 142%, to $91.5 million in the six months ended June 30, 2026, from $37.9 million in the six months ended June 30, 2025, primarily due to an increase of $28.9 million in employee compensation and related benefits expenses, including stock-based compensation, as a result of increased general and administrative employee headcount including sales personnel, an increase of $18.8 million in commercial planning and medical affairs expenses related to marketing, market research, market access, medical information, and health economics activities in preparation for the anticipated commercial launch of TRUTAKNA, an increase of $1.6 million in software expenses to support scaling operations, and an increase of $0.3 million in legal, accounting, and audit expenses, partially offset by a decrease of $0.1 million in consulting expenses. The $4.2 million increase in other general and administrative expenses was primarily driven by increases of $1.9 million in corporate communications expenses, $1.6 million in business travel expenses, $0.6 million in recruiting and placement expenses, and $0.4 million in information technology expenses.

We expect our general and administrative expenses to increase in future periods as we scale up commercial manufacturing capacity, continue to build out a sales, marketing, and distribution infrastructure to support TRUTAKNA and any other approved product candidates, and provide general and administrative support for our operations.

Other Income, Net

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2026	2025	Change	2026	2025	Change
Other income (expense):
Interest income	$5,348	$6,320	$(972)	$11,703	$13,226	$(1,523)
Interest expense	(1,848)	(1,874)	26	(3,671)	(3,667)	(4)
Other (expense) income, net	(483)	(836)	353	(915)	(449)	(466)
Total other income, net	$3,017	$3,610	$(593)	$7,117	$9,110	$(1,993)

Other income, net, decreased by $0.6 million, or 16%, to $3.0 million for the three months ended June 30, 2026, from $3.6 million in the three months ended June 30, 2025, primarily due to a decrease of $1.0 million in interest income resulting from lower average balances of marketable securities held during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, and a decrease in sublease income of $0.5 million due to the expiration of a sublease to a third-party in September 2025, partially offset by a decrease of $0.5 million in amortization of deferred debt issuance costs for unfunded loan commitments relating to the refinancing of the Oxford credit facility in June 2025.

Other income, net, decreased by $2.0 million, or 22%, to $7.1 million for the six months ended June 30, 2026, from $9.1 million in the six months ended June 30, 2025, primarily due to a decrease of $1.5 million in interest income resulting from lower average balances of marketable securities held during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025 and a decrease in sublease income of $1.0 million due to the expiration of a sublease to a third-party in September 2025, partially offset by an increase of $0.2 million in currency exchange gains and losses and an increase of $0.3 million in unrealized gains and losses.

Liquidity and Capital Resources

To date, we have funded our operations primarily through proceeds from the sale of shares of our common stock, redeemable convertible preferred stock, debt financing and convertible notes. From our inception through June 30, 2026, we have raised aggregate net cash proceeds of approximately $1.3 billion from the issuance and sale of redeemable convertible preferred stock, convertible notes and common stock, and proceeds from our Loan Agreements with Oxford. Since the date of our incorporation, we have not generated any revenue from product sales and have incurred substantial operating losses and negative cash flows from operations.

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

In August 2025, we entered into a Sales Agreement (the Sales Agreement) with TD Securities (USA) LLC (TD Cowen). Under the Sales Agreement, we may offer and sell, from time to time, through TD Cowen as our sales agent and/or principal, shares of our common stock, having an aggregate offering amount of up to $200 million (the Shares). We are not obligated to sell Shares under the Sales Agreement. We will pay TD Cowen a commission of up to 3.0% of the gross sales proceeds of any Shares sold through TD Cowen under the Sales Agreement. As of June 30, 2026, there have been no sales under the Sales Agreement.

We use our cash to fund operations, primarily to fund our research and development efforts, including clinical trials, build a sales, marketing and distribution infrastructure to support commercial activities, establish and maintain our intellectual property portfolio, hire personnel, raise capital, and provide general and administrative support for these operations. Cash used to fund operating expenses is affected by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable, accrued expenses and prepaid assets.

We anticipate that we will continue to incur net losses for the foreseeable future as we continue research and development activities for our lead product and product candidates, hire additional staff, including clinical, commercial, operational, administrative and management personnel, and incur additional expenses associated with operating as a public company. We expect to incur significant expenses and operating losses for the foreseeable future as we continue to commercialize TRUTAKNA and advance our clinical development activities and our product candidate portfolio. We expect that our research and development and selling, general and administrative costs will increase substantially in connection with conducting additional clinical trials for our research programs, lead product, and product candidates, contracting with third parties to support nonclinical studies and clinical trials, expanding our intellectual property portfolio, scaling up external commercial manufacturing capacity, continuing to build a sales, marketing and distribution infrastructure to successfully commercialize TRUTAKNA and any other approved product candidates, and providing general and administrative support for our operations. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

As of June 30, 2026, we had cash, cash equivalents and marketable securities of $499.2 million, as compared to $714.6 million as of December 31, 2025. We believe, based on our current operating plan, that our cash, cash equivalents and marketable securities as of June 30, 2026 will be sufficient to fund our planned operations and capital expenditure requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(dollars in thousands)	2026	2025
Net cash used in operating activities	$(206,753)	$(109,204)
Net cash provided by (used in) investing activities	(104,956)	43,861
Net cash provided by financing activities	5,860	21,818
Net decrease in cash and cash equivalents	$(305,849)	$(43,525)

Operating Activities

In the six months ended June 30, 2026, we used $206.8 million of cash in operating activities, attributable to a net loss of $230.5 million and an increase in our net operating assets and liabilities of $20.2 million, partially offset by $15.0 million in license fees attributable to investing activities and adjustments for non-cash charges of $28.9 million. Non-cash charges primarily consisted of $29.1 million of stock-based compensation and $1.3 million net in accretion and amortization of loan exit fees and costs, partially offset by non-cash interest income of $1.9 million related to amortization of discount on purchases of marketable securities. The change in our net operating assets and liabilities was primarily due to a decrease of $7.3 million in accounts payable, an increase of $14.6 million in prepaid expense and other current assets, and a decrease of $0.4 million in operating lease liabilities, partially offset by an increase of $2.1 million in accrued and other current liabilities.

In the six months ended June 30, 2025, we used $109.2 million of cash in operating activities, attributable to a net loss of $128.2 million, partially offset by adjustments for non-cash charges of $14.3 million, $0.8 million in license fees attributable to investing activities, and a decrease in our net operating assets and liabilities of $3.9 million. Non-cash charges primarily consisted of $17.2 million of stock-based compensation, non-cash interest income of $4.4 million related to amortization of discount on purchases of marketable securities, and a $0.9 million reduction in the carrying amount of operating lease right-of-use assets. The change in our net operating assets and liabilities was primarily due to an increase of $3.3 million in accrued and other current liabilities and an increase of $5.5 million in accounts payable, partially offset by an increase of $4.2 million in prepaid expense and other current assets and a decrease of $0.9 million in operating lease liabilities.

The increase in cash used in operating activities from the six months ended June 30, 2025 to the six months ended June 30, 2026 was primarily attributable to increased research and development and general and administrative expenses.

Investing Activities

In the six months ended June 30, 2026, our investing activities used $104.9 million of cash, primarily resulting from $308.6 million used for purchases of marketable securities and $15.0 million paid in license fees, partially offset by $218.9 million provided by maturities of marketable securities.

In the six months ended June 30, 2025, our investing activities provided $43.9 million of cash, primarily resulting from $232.3 million provided by maturities of marketable securities, partially offset by $187.3 million used for purchases of marketable securities.

Financing Activities

In the six months ended June 30, 2026, our financing activities provided $5.9 million of cash, resulting from proceeds from exercise of stock options and issuance of shares under our employee stock purchase plan.

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

Material Cash Requirements

During the six months ended June 30, 2026, there were no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

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

In June 2025, we refinanced our debt under the 2021 Loan Agreement by entering into a new non-revolving loan and security agreement, the proceeds of which were partially used to prepay the outstanding principal balance of the 2021 Loan Agreement in full. As a result, we no longer have any contractual obligations and commitments under the 2021 Loan Agreement.

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

We are permitted to prepay the 2025 Loan in full or in part at any time upon 10 business days’ written notice to Oxford, subject to payment of the applicable Prepayment Fee (as defined in (c) below). Upon the earliest to occur of the maturity date, acceleration of the 2025 Loan or prepayment of the 2025 Loan, we are required to make a final payment equal to 5.0% of the aggregate principal amount of the 2025 Loan (the Final Fee). Any prepayments of the 2025 Loan must be accompanied by (a) accrued and unpaid interest thereon, (b) the Final Fee and (c) prepayment fee of (i) 2.0% of the portion of the 2025 Loan being prepaid if the repayment is on or before June 4, 2027 or (ii) 1.0% of the portion of the 2025 Loan being prepaid if the repayment is after June 4, 2027 through June 4, 2028 (the Prepayment Fee). There is no Prepayment Fee for any prepayments occurring after June 4, 2028.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in the Annual Report and the notes to our unaudited condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2026, there were no material changes to our critical accounting policies and estimates from those discussed in the Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of December 31, 2025 and June 30, 2026, we had cash, cash equivalents, and marketable securities of $714.6 million and $499.2 million, respectively, consisting primarily of money market funds, U.S. government bonds, and corporate debt securities.

Our primary exposure to market risk is interest rate sensitivity in our fixed income portfolio, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investment portfolio, an immediate 100 basis point change in interest rates as of December 31, 2025 and June 30, 2026 would not have a material effect on the fair market value of our cash, cash equivalents, and marketable securities. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

We are also exposed to interest rate risk in connection to our borrowings under our 2025 Loan Agreement with Oxford. As of June 30, 2026, we had $75.0 million of outstanding borrowings under the 2025 Loan Agreement. Pursuant to the 2025 Loan Agreement, outstanding indebtedness under the term loan bears interest at a per annum rate equal to the sum of (a) the greater of (i) the 1-Month CME Term SOFR (Term SOFR) and (ii) 3.75%, plus (b) 4.95%. We currently do not engage in any interest rate hedging activity, and we have no intention to do so in the foreseeable future. Based on the current interest rate of the term loan and the scheduled payments thereunder, we do not believe a 1.0% increase in the Term SOFR would have a material impact on our financial condition or results of operations. For more information regarding the 2025 Loan Agreement, see Note 5, Notes Payable, to our unaudited condensed financial statements.

Financial institution risk

Substantially all of our cash is held with a single financial institution. Due to its size, this financial institution represents a minimal credit risk. Cash amounts held at financial institutions are insured by the Federal Deposit Insurance Corporation up to $250,000 per depositor, per financial institution.

Foreign currency exchange risk

We are also exposed to market risk related to changes in foreign currency exchange rates, including recent changes resulting from monetary policies set by the U.S. and international central banks, inflationary pressures, and geopolitical developments, or instability or volatility in the global markets. From time to time, we contract with vendors that are located in Asia and Europe and whose balances due are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of June 30, 2026 and December 31, 2025, we held limited funds and future obligations denominated in foreign currencies. As such, a 10.0% increase or decrease in current exchange rates would not have a material effect on our financial results.

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

Based upon such evaluation, our CEO and CFO concluded that, as of June 30, 2026, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We identified no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks related to our financial position and need for additional capital

We have completed a limited number of clinical trials for our lead product, TRUTAKNA, and have only recently received accelerated approval for commercial sale in the United States, which may make it difficult to evaluate our current business and predict our future success and viability.

We are a commercial-stage biotechnology company and, until July 7, 2026, we had no products approved for commercial sale. At this time, we expect to record limited revenue from product sales during the third quarter of 2026 and have incurred losses since inception. To date, we have devoted substantially all of our resources to our research and development efforts, pre-clinical studies and clinical trials, preparing for commercialization, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these operations. We have not yet demonstrated over an extended period of time our ability to successfully conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult to accurately predict our future success or viability than it would be if we had a longer operating history.

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by biotechnology companies in rapidly evolving fields. We may face difficulty transitioning from a company with a clinical development focus to a company capable of supporting successful commercial operations. If we do not adequately address these risks and difficulties or successfully make such a transition, our business, financial condition, results of operations and prospects will be significantly harmed.

We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs of our product candidates or commercialization efforts.

Developing treatments for immunological and rare diseases, including conducting nonclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses will increase in connection with our ongoing activities, particularly as we continue our commercialization efforts for our lead product and continue to conduct clinical trials of, and seek marketing approval for, our product candidates. We anticipate incurring significant commercialization expenses related to drug sales, marketing, manufacturing, and distribution costs associated with our commercialization efforts for our lead product. In addition, we expect to incur significant costs associated with the development of our product candidates. Our expenses could increase beyond expectations if we are required by the FDA, or any comparable foreign regulatory authority, to perform clinical trials or nonclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. We cannot reasonably estimate the actual amounts necessary to successfully commercialize our lead product or to complete the development of our product candidates. We also will continue to incur costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations.

As of June 30, 2026, we had $499.2 million in cash, cash equivalents and marketable securities. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations and capital expenditure requirements beyond the next 12 months from the date of this Quarterly Report on Form 10-Q. Our estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic nature of our business and the macroeconomic and geopolitical environment generally. We anticipate that our expenses will increase substantially if, and as, we:

•
initiate or continue nonclinical studies and clinical trials for our lead product and product candidates;
•
seek regulatory approvals for any product candidates that successfully complete clinical trials;
•
continue to scale up external manufacturing capacity with the aim of securing sufficient quantities to meet our capacity requirements for clinical trials and potential commercialization;
•
establish and continue to build a sales, marketing and distribution infrastructure to commercialize any approved products and related additional commercial manufacturing costs;
•
develop, maintain, expand, protect and enforce our intellectual property portfolio, including patents, trade secrets, and know-how;
•
acquire, develop or in-license other product candidates and technologies and further expand our clinical product pipeline;
•
attract, develop and retain additional clinical, scientific, quality control, commercial, and manufacturing management and administrative personnel; and
•
add clinical, operational, financial and management information systems and personnel, including personnel to support our product development and ongoing and future commercialization efforts.

Successfully commercializing our lead product and advancing the development of our product candidates will require a significant amount of capital. Our working capital and available credit will not be sufficient to fund all of the activities that are necessary to successfully commercialize our lead product and complete the development of our product candidates through approval and commercial launch.

We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. Adequate additional financing may not be available to us on acceptable terms, or at all. Adverse geopolitical and macroeconomic developments, such as potential disruptions in access to bank deposits and lending commitments due to bank failures, ongoing military conflicts, related sanctions, actual and anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation, could affect our ability to access capital as and when needed. Our failure to raise capital as and when needed, or on acceptable terms, would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our research-stage programs, clinical trials, or ongoing or future commercialization efforts.

We have incurred net losses since inception and expect to record limited revenue from product sales during the third quarter of 2026. We expect to continue to incur net losses at least until we have one or more approved products that achieve commercial success.

We have incurred net losses in each reporting period since the commencement of our operations and expect to record limited revenue from product sales during the third quarter of 2026. We had net losses of $109.5 million and $76.5 million for the three months ended June 30, 2026 and 2025, respectively. We had an accumulated deficit of $991.4 million as of June 30, 2026. Our losses have resulted principally from expenses incurred in research and development and from general and administrative costs and other expenses that we have incurred while building our business infrastructure. Our product candidates are in clinical and pre-clinical development. Even though TRUTAKNA received accelerated approval by the FDA for the treatment of IgAN in the U.S. in July 2026, we expect that it will be years, if ever, before revenue from product sales will result in net income. In addition, we expect that we will continue to incur substantial research and development and other expenses as we continue the clinical development programs for our lead product and product candidates in other indications.

We expect to continue to incur increased expenses and operating losses for the foreseeable future as we continue to commercialize our lead product, continue our research and development efforts and seek to obtain regulatory approval for our product candidates. The net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be an indication of our future performance. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had, and will continue to have, an adverse effect on our working capital. In any particular period, our operating results could be below the expectations of securities analysts or investors, which could cause our stock price to decline.

We have incurred losses and negative cash flows from operations. As a company which received its first FDA accelerated approval for a product in July 2026, we expect to continue to incur significant losses at least until we successfully commercialize a product. Successful commercialization of a product is not guaranteed and may never be achieved. As a result, there is a possibility that the company may never be profitable.

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with our collaboration partners, to successfully commercialize our lead product and complete the development of, and obtain the regulatory approvals necessary to commercialize our product candidates. Our ability to generate revenue from product sales depends heavily on our and our potential future collaborators’ success in:

•
completing clinical development of product candidates and programs and identifying and developing new product candidates;
•
seeking and obtaining marketing approvals for any product candidates that we develop;
•
launching and commercializing approved products by establishing a sales force, marketing, medical affairs and distribution infrastructure or, alternatively, collaborating with a commercialization partner;
•
achieving adequate access and reimbursement by government and third-party payors for our lead product and product candidates that we develop;
•
establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development of our product candidates and the market demand for our lead product and product candidates that we develop, if approved;
•
obtaining market acceptance of our lead product and any product candidates that we develop as viable treatment options;
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

Even if a product candidate that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing such approved product candidate, including our lead product. Our expenses could increase beyond expectations if we are required by the FDA or comparable foreign regulatory authorities to perform clinical trials or nonclinical studies in addition to those that we currently anticipate. Even if we are able to generate revenue from the sale of any approved products, we may not be able to reach or sustain profitability, and may need to obtain additional funding to continue operations.

The terms of our loan agreement place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

In June 2025, we entered into a Loan and Security Agreement (2025 Loan Agreement) with a loan syndicate involving Oxford Finance LLC, Oxford Finance Credit Fund II LP, Oxford Finance Credit Fund III LP, and Oxford Finance Credit Fund IV LP (collectively, Oxford) providing for borrowing capacity of up to $500.0 million. As of June 30, 2026, our outstanding debt balance under the 2025 Loan Agreement was $75.0 million. Our overall leverage and certain obligations and affirmative and negative covenants contained in the related documentation could adversely affect our financial health and business and future operations by limiting our ability to, among other things, satisfy our obligations under the 2025 Loan Agreement, refinance our debt on terms acceptable to us or at all, plan for and adjust to changing business, industry and market conditions, use our available cash flow to fund future acquisitions and make dividend payments, and obtain additional financing for working capital, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity.

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

Risks related to the successful commercialization of our lead product and the development of our product candidates

TRUTAKNA is our only FDA-approved product and the success of our business depends, in part, on its successful commercialization.

TRUTAKNA was recently approved by the FDA for the treatment of IgAN. The success of our business will depend, in part, on the successful commercialization of TRUTAKNA. The commercial success of TRUTAKNA will depend on a number of factors, including the following:

•
our ability to maintain our sales team and scale our distribution capabilities;
•
the availability of adequate reimbursement for TRUTAKNA;
•
acceptance by physicians, payors and patients of the benefits, safety and efficacy of TRUTAKNA, including relative to alternative and competing treatments;
•
a continued acceptable safety profile of TRUTAKNA;
•
our ability to successfully obtain the substances and materials from third parties and to have finished product manufactured by third parties in accordance with regulatory requirements and in sufficient quantities for our commercial needs; and
•
our ability to establish and enforce intellectual property rights in and to TRUTAKNA and avoid third-party patent interference or intellectual property infringement claims.

If we do not achieve one or more of these factors, many of which are beyond our control, in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize TRUTAKNA, which would harm our business, financial condition, operating results and prospects.

We have never successfully commercialized a product before and may lack the necessary expertise, personnel and resources to successfully commercialize any product on our own or together with suitable collaborators.

As an organization, we have never successfully commercialized a product, and we are currently building and strengthening marketing, sales force, market access, and distribution capabilities. To achieve commercial success for a product, which we may license to others, we will rely on the assistance and guidance of those collaborators. For any products for which we retain commercialization rights, we will have to develop and maintain our own sales, marketing and supply organization or outsource these activities to a third party.

Factors that may affect our ability to successfully commercialize TRUTAKNA include recruiting and retaining adequate numbers of effective sales and marketing personnel, obtaining access to or educating adequate numbers of physicians on its benefits and other unforeseen costs associated with creating an independent sales and marketing organization. Developing a sales and marketing organization has been and will continue to be expensive and time-consuming. We may not be able to maintain an effective sales and marketing organization. If we are unable to build our own distribution and marketing capabilities or to find suitable partners for the successful commercialization of TRUTAKNA, we may not generate revenues or be able to achieve or sustain profitability.

TRUTAKNA may fail to achieve the broad degree of physician and patient adoption and use necessary for commercial success.

The commercial success of TRUTAKNA will depend significantly on its broad adoption and use by physicians and patients for the approved indication. The degree and rate of physician and patient adoption will depend on a number of factors, including:

•
the efficacy and safety profile as demonstrated in clinical trials compared to alternative treatments;
•
the clinical indications for which TRUTAKNA is approved;
•
restrictions on use, such as warnings or precautions in labeling, which may not be required of alternative treatments and competitor products;
•
the potential and perceived advantages of TRUTAKNA over alternative treatments;
•
the cost of treatment in relation to alternative treatments;
•
our pricing and the availability of coverage and adequate reimbursement by third-party payors, including government authorities;

•
the availability of TRUTAKNA for use in combination therapy;
•
relative convenience and ease of administration;
•
the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•
the effectiveness of sales and marketing efforts;
•
inclusion or exclusion of TRUTAKNA from treatment guidelines established by various physician groups;
•
unfavorable publicity relating to TRUTAKNA or similar approved products or product candidates in development by third parties; and
•
the approval of other new therapies for the same indications.

Sales of medical products also depend on the willingness of physicians to prescribe the treatment, which is likely to be based on a determination by these physicians that the products are safe, therapeutically effective and accessible to patients. In addition, the inclusion or exclusion of products from treatment guidelines established by various physician groups and the viewpoints of influential physicians can affect the willingness of other physicians to prescribe the treatment. We cannot predict whether physicians, physicians’ organizations, hospitals, other healthcare professionals, government agencies, regulatory authorities or private insurers will determine that TRUTAKNA is safe, therapeutically effective and cost effective as compared with competing treatments. If our lead product does not achieve an adequate level of acceptance by such parties, we may not generate or derive sufficient revenue and may not be able to achieve or sustain profitability.

We depend, in part, on the success of our product candidates. If we are unable to complete development of, obtain regulatory approval for and successfully commercialize our product candidates in one or more indications and in a timely manner, our business, financial condition, results of operations and prospects will be significantly harmed.

Our future success depends, in part, on our ability to timely complete clinical trials, obtain marketing approval for and successfully commercialize our product candidates. We expect that a substantial portion of our efforts and expenses over the next several years will continue to be devoted to the development of our product candidates.

We plan to invest significant efforts and financial resources in the research and development of our product candidates, which will require additional clinical development, evaluation of clinical, nonclinical and manufacturing activities, marketing approval from regulatory authorities, and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote our product candidates before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals. We cannot assure you that our planned clinical development programs for our product candidates will be completed in a timely manner, or at all, or that we will be able to obtain approval for our product candidates from the FDA or comparable foreign regulatory authorities. If we are unable to complete development of, obtain regulatory approval for and successfully commercialize our product candidates in one or more indications and in a timely manner, our business, financial condition, results of operations and prospects will be harmed.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of nonclinical studies and early clinical trials may not be predictive of the results of subsequent clinical trials. We have limited experience in conducting large scale clinical trials.

Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical studies and initial clinical trials. For example, atacicept has been the subject of clinical trials by prior sponsors, including a Phase 2 trial in systemic lupus erythematosus, that missed its primary endpoint in the overall study population. In the future, clinical trial failures may result from a multitude of factors including flaws in trial design, dose selection, placebo effect and patient enrollment criteria. A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we or any potential future collaborator may decide to conduct additional clinical trials or nonclinical studies. Any future delays or abandonment could harm our business, financial condition, results of operations and prospects. Even if our clinical trials are completed as planned, we cannot be certain that their results will support our proposed indications.

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

In addition, we rely, in part, on nonclinical, clinical and quality data generated by CROs and other third parties in connection with our planned regulatory submissions. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. If these third parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, our development programs may be significantly delayed, and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase.

Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in nonclinical studies and clinical trials nonetheless failed to obtain FDA or comparable foreign regulatory authority approval. We cannot guarantee that the FDA or foreign regulatory authorities will interpret trial results as we do, and more trials could be required before we are able to submit an application seeking approval of our product candidates. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for a product candidate, the terms of such approval may limit the scope and use, which may also limit commercial potential. Furthermore, the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval, which may lead to the FDA or comparable foreign regulatory authorities delaying, limiting or denying approval of a product candidate.

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

Further, conducting clinical trials in foreign countries, as we may do for our lead product and product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled participants in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

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

Enrollment and retention of participants in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control, due in part to the availability of competitive products and significant competition for recruiting participants in clinical trials.

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

The European Union (EU) regulates medical devices and medicinal products separately, through different legislative instruments, and the applicable requirements will vary depending on the type of drug-device combination product. For instance, drug-delivery products intended to administer a medicinal product where the medicinal product and the device form a single integral product are regulated as medicinal products in the EU. In such a case, the marketing authorization application must include – where available – the results of the assessment of the conformity of the device part with the EU Medical Devices Regulation contained in the manufacturer’s EU declaration of conformity of the device or the relevant certificate issued by a notified body. If the marketing authorization application does not include the results of the conformity assessment and where for the conformity assessment of the device, if used separately, the involvement of a notified body is required, the European Medicine Agency or the EU member state competent authority must require the applicant to provide a notified body opinion on the conformity of the device. By contrast, in case of drug-delivery products intended to administer a medicinal product where the device and the medicinal product do not form a single integral product (but are e.g. co-packaged), the medicinal product is regulated in accordance with the rules for medicinal products described above while the device part is regulated as a medical device and will have to comply with all the requirements set forth by the EU Medical Devices Regulation.

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

The biotechnology industry is intensely competitive and subject to rapid and significant technological change. Our competitors include multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. The current standard-of-care for IgAN consists of treatment with off-label use of renin-angiotensin-aldosterone system inhibitors, including ACE inhibitors and ARBs, to control blood pressure, or steroids with or without other immunosuppressive agents to non-specifically reduce inflammation. SGLT2 inhibitors, including AstraZeneca’s FARXIGA®, which is approved for chronic kidney disease, is becoming the standard-of-care in some geographies including the United States. Among emerging therapies, we consider our most direct competitors with respect to TRUTAKNA to be approved products: the reformulated steroid (TARPEYO®) from Asahi Kasei Corp., the anti-APRIL monoclonal antibody (VOYXACT®) from Otsuka Pharmaceuticals, both the complement inhibitor (FABHALTA®) and selective ETA receptor antagonist (VANRAFIA®) from Novartis, and the endothelin and angiotensin II receptor antagonist (FILSPARI®) from Travere Therapeutics, Inc.; and programs in Phase 3 clinical development: Roche/Ionis, Vertex, AstraZeneca, Biogen, Takeda, Novartis, and Biohaven.

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

In the kidney transplant or hematopoietic stem cell transplant setting, there are currently no anti-BK Virus (anti-BKV) therapies approved. The standard of care in both settings is to reduce immunosuppression as a first line, and potentially to offer intravenous immune globulin in kidney transplant recipients or antivirals with limited clinical evidence, including leflunomide and cidofovir, in either setting. There are few industry sponsored programs in development for these indications; we consider our most direct competitor to be Memo Therapeutics AG’s Anti-BKV, a neutralizing monoclonal antibody in a Phase 2/3 clinical trial.

The current landscape of B cell modulators primarily includes monoclonal antibodies, or Fc-fusion proteins containing TACI or TACI variants, including TRUTAKNA. VT-109 is a novel BAFF/APRIL dual-inhibitor B cell maturation antigen (BCMA) molecule which, if successfully developed, approved, and commercialized, may compete with the existing approaches to treat B cell mediated autoimmune diseases, many of which are described in the preceding paragraphs on IgAN. We consider the most advanced direct competitor to VT-109 to be the BCMA Fc-fusion protein from Aurinia Pharmaceuticals Inc., which is currently in Phase 1 clinical development.

Many of our competitors have significantly greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior products. In addition, many of these competitors have significantly greater experience than we have in undertaking nonclinical studies and human clinical trials of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining FDA or comparable approval for superior products. Many of our competitors have established and in-use distribution channels for the commercialization of their products, whereas our channels and capabilities are less established. In addition, many competitors have greater name recognition and more extensive collaborative relationships. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

As is the case with pharmaceuticals generally, it is likely that there may be side effects and adverse events associated with the use of our product candidates. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. For example, Merck previously conducted APRIL-LN, a Phase 2/3 clinical trial aimed to evaluate the efficacy and safety of atacicept in patients with active lupus nephritis, receiving newly initiated mycophenlate mofetil (MMF) and corticosteroids (CS). Two weeks before the initiation of atacicept, significant decreases in immunoglobulin G levels began unexpectedly with initiation of MMF and high-dose CS, and persisted upon initiation of atacicept, which led to trial termination. Such drug-related side effects could affect participant recruitment or the ability of enrolled participants to complete the trial or result in potential product liability claims. Any of these occurrences may significantly harm our business, financial condition, results of operations and prospects.

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

Further, toxicities associated with our products not seen during clinical testing may also develop after approval is obtained and lead to a requirement to conduct additional clinical safety trials, additional contraindications, warnings and precautions being added to the drug label, significant restrictions on the use of the product or the withdrawal of the product from the market. We cannot predict whether our lead product or product candidates will cause toxicities in humans that would preclude or lead to the revocation of regulatory approval based on nonclinical studies or early-stage clinical trials.

Maintaining regulatory approval of our lead product or obtaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining or maintaining regulatory approval in other jurisdictions.

Maintaining regulatory approval of our lead product or obtaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction. For example, even though the FDA granted accelerated approval for TRUTAKNA, we must obtain additional marketing approvals from comparable regulatory authorities in foreign jurisdictions. In addition, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional nonclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our product is also subject to approval.

Obtaining foreign regulatory approvals and establishing and maintaining compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our lead product or product candidates in certain countries. If we or any future collaborator fail to comply with the regulatory requirements in international markets or fail to receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our lead product or product candidates will be harmed.

Our lead product is subject to continued regulatory oversight and failure to comply with applicable regulatory requirements could have a material adverse impact on our business.

Even though the FDA granted accelerated approval for TRUTAKNA, such regulatory approval and any future regulatory approvals that we may receive for our lead product and product candidates will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the marketed product, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, in connection with the FDA granting accelerated approval for TRUTAKNA, certain post-approval studies are required to maintain such approval. Furthermore, the FDA may require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or applicable foreign regulatory authorities approve any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping will be subject to extensive and ongoing regulatory requirements, all to which our lead product is currently subject. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with cGMPs and GCP for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. If we or a regulatory authority discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA and other comparable foreign regulatory requirements may subject our company to administrative or judicially imposed sanctions, including:

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

We may seek orphan drug designation for some or all of our product candidates. Under the Orphan Drug Act, the FDA may designate a drug product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States but where there is no reasonable expectation to recover the costs of developing and marketing a treatment drug in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and application fee waivers. However, orphan drug designation neither shortens the development time nor regulatory review time of a product candidate nor gives the candidate any advantage in the regulatory review or approval process. We sought orphan drug designation for TRUTAKNA in IgAN in the United States but such designation was not obtained.

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

Even though MAU868 has Fast Track designation from the FDA for the prevention of BK viremia in renal transplant and hematopoietic stem cell transplant, it may not lead to a faster development or regulatory review or approval process, and will not increase the likelihood that MAU868 will receive marketing approval.

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

TRUTAKNA received accelerated approval for the treatment of IgAN from the FDA in July 2026 and we may attempt to secure accelerated approval for our product candidates in the future. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. For example, endpoints assessing changes in 24-hour urine protein-to-creatinine ratio (UPCR) have been accepted by FDA as surrogate primary endpoints for clinical trials of drugs targeting patients with IgAN, while assessments of estimated glomerular filtration rate (eGFR) slope have been viewed by regulators as the more conventional endpoint assessing clinical benefit in IgAN patients. We received accelerated approval for TRUTAKNA based on the UPCR endpoint results observed in our ORIGIN 3 trial and are required as a condition of such approval to complete the trial to collect eGFR data to demonstrate improvement in kidney function.

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

We obtained Breakthrough Therapy Designation from the FDA for TRUTAKNA for the treatment of IgAN, and we may seek additional Breakthrough Therapy Designations for our product candidates where we believe the clinical data support such designation. A “Breakthrough Therapy” is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition, where preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as Breakthrough Therapies, increased interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Products designated as Breakthrough Therapies also receive the same benefits associated with Fast Track designation, including eligibility for rolling review of a submitted BLA.

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

Biosimilars may provide competition sooner than anticipated.

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

The successful commercialization of our lead product and any product candidate we develop will depend in part on the extent to which governmental authorities, private health insurers, and other third-party payors provide coverage and adequate reimbursement. Failure to obtain or maintain coverage and adequate reimbursement for our product candidates, if any and if approved, could limit our ability to market those products and decrease our ability to generate revenue.

We have received accelerated approval to market our lead product in the United States and intend to seek approval to market our product candidates in the United States, the EU, Japan, and certain foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our lead product or product candidates, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the EU, the pricing of drugs is subject to governmental control and other market regulations which could put pressure on the pricing and usage of our product candidates. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In addition, in the United States, the EU, and other jurisdictions, market acceptance and sales of an approved product candidate will depend significantly on the availability of adequate coverage and reimbursement from third-party payors.

The availability and extent of coverage and adequate reimbursement by third-party payors, including government health administration authorities, private health coverage insurers, managed care organizations and other third-party payors is essential for most patients to be able to afford treatments. Sales of our lead product and any product candidates, if approved, will depend substantially, both in the United States and internationally, on the extent to which the costs of the product will be covered and reimbursed by third-party payors. If reimbursement is not available, or is available only at inadequate levels, we may not be able to successfully commercialize our lead product or any product candidates we develop. Even if coverage is provided, the approved reimbursement amount may not be sufficient to allow us to establish or maintain pricing to support an adequate return on our investment. Coverage and reimbursement may impact the demand for, or the price of, our lead product or any product candidate for which we obtain marketing approval. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not successfully commercialize our lead product or any product candidate for which we obtain marketing approval.

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the United States, for example, the Centers for Medicare & Medicaid Services (CMS), an agency within the U.S. Department of Health and Human Services (HHS), determines which new products will be covered and reimbursed under Medicare. Private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one third-party payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product.

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

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Governmental payors, as well as other third-party payors, including pharmacy benefit managers, have attempted to control costs by limiting coverage and the amount of reimbursement for particular products and requiring substitutions of generic products and/or biosimilars. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Further, such payors are increasingly examining the medical necessity and reviewing the cost effectiveness of medical product candidates. There may be especially significant delays in obtaining coverage and reimbursement for newly approved drugs. Third-party payors may limit coverage to specific products on an approved list, known as a formulary, which might not include all FDA-approved drugs for a particular indication. We may need to conduct expensive pharmaco-economic studies to demonstrate the medical necessity and cost effectiveness of our product. Nonetheless, our lead product or any product candidates, if approved, may not be considered medically necessary or cost effective. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, whether the level of reimbursement will be adequate.

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

If we are unable to establish or sustain coverage and adequate reimbursement for our lead product or for any product candidates that we commercialize from third-party payors, the adoption of those products and potential sales revenue would be adversely affected, which, in turn, could adversely affect the ability to market or sell those product candidates, if approved. Coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for a product for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Current and future healthcare reform legislation or regulation may increase the difficulty and cost for us to successfully commercialize our lead product or product candidates and may adversely affect the prices we may obtain and may have a negative impact on our business and results of operations.

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

For example, the Affordable Care Act substantially changed healthcare financing, access, and delivery by both governmental and private insurers. The Affordable Care Act contains a number of provisions of particular import to the pharmaceutical and biotechnology industries, including, but not limited to, those governing enrollment in federal healthcare programs, a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs. Under currently applicable U.S. law, certain products not usually self-administered, including injectable drugs, may be eligible for coverage under Medicare Part B. As a condition of receiving Medicare Part B reimbursement, manufacturers are required to participate in other government healthcare programs, including the Medicaid Drug Rebate Program and the 340B Drug Pricing Program, which requires manufacturers to extend discounts to participating entities. These programs may be subject to change as a result of future health reform measures and may reduce the profitability of our lead product or any successfully commercialized product candidate.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted in 2010. These changes include aggregate reductions to Medicare payments to providers pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute will remain in effect until 2032, unless additional congressional action is taken. Additionally, the American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, effective January 1, 2024. These laws may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our lead product or product candidates, if approved, and, accordingly, our financial operations. In addition, Congress is considering additional health reform measures.

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

The One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of our lead product or any product candidate that we commercialize.

The Trump administration is pursuing a two-fold strategy to reduce drug costs in the U.S. While it is unclear whether and how the proposals will be implemented, the policies may have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for our lead product or any product candidate we commercialize. On the one hand, significant tariffs have been threatened to be imposed on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. On the other hand, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies, although proposed regulations have not yet been published. Such regulatory proposals or executive actions could negatively impact the U.S. pharmaceutical sector and our business. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan”, to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. Pharmaceutical pricing and marketing has long been the subject of considerable discussion in Congress and among policymakers, and it is possible that Congress could enact additional laws that negatively affect the pharmaceutical industry. If most favored nation pricing was ever to be codified by legislation, it could have a significant financial impact on our company.

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

We expect that the Affordable Care Act, the IRA, as well as other healthcare reform measures that may be adopted in the future, particularly under the Trump administration, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate meaningful revenue and achieve and sustain profitability for our lead product or commercialize our product candidates.

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

Such changes would likely require substantial time and impose significant costs, or could reduce the potential commercial value of our lead product or product candidates, and could materially harm our business and our financial results. In addition, delays in receipt of or failure to receive regulatory approvals for any other products would harm our business, financial condition, and results of operations.

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

Healthcare professionals and third-party payors play a primary role in the recommendation and prescription of our lead product or product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, clinical investigators, CROs, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute our lead product or product candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

We may at times fail (or be perceived to have failed) in our effort to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third-party partners (such as contract research organizations and clinical trial sites) may fail (or be perceived to have failed) to comply with such obligations, which could negatively impact our business operations. If we or our third-party partners fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class actions) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process sensitive information or to operate in certain jurisdictions; limited ability to develop or commercialize our product candidates; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

Many of the other biotechnology companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better prospects for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can continue to commercialize our lead product and develop and commercialize our product candidates will be limited and the potential for successfully growing our business will be harmed.

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

Current or future tariffs may result in increased research and development expenses, including with respect to increased costs associated with active pharmaceutical ingredients, raw materials, laboratory equipment and research materials and components. In addition, such tariffs may increase our supply chain complexity and could also potentially disrupt our existing supply chain. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, as we continue to commercialize our lead product and advance toward commercialization of our product candidates, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities, negatively impacting our growth prospects.

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

If we are unable to establish and maintain sales or marketing capabilities or enter into agreements with third parties to sell or market our lead product or product candidates, we may not be able to successfully sell or market our lead product or product candidates, if approved.

In order to successfully commercialize our lead product and commercialize any product candidates, if approved, we must build and maintain marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services for each of the territories in which we may have approval to sell or market our lead product or product candidates, if approved. We may not be successful in accomplishing these required tasks.

Establishing and maintaining an internal sales or marketing team with technical expertise and supporting distribution capabilities to continue to commercialize our lead product and commercialize our product candidates, if approved, will be expensive and time-consuming, and will require significant attention of our executive officers to manage. Any failure or delay in the development or maintenance of our internal sales, marketing and distribution capabilities could adversely impact the successful commercialization of our lead product or product candidates, if approved, if we do not have arrangements in place with third parties to provide such services on our behalf. Alternatively, if we choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems, we will be required to negotiate and enter into arrangements with such third parties relating to the proposed collaboration. If we are unable to enter into such arrangements, when needed, on acceptable terms or at all, we may not be able to successfully commercialize our lead product or any product candidate that may receive regulatory approval, or any such commercialization may experience delays or limitations. If we are unable to successfully commercialize our lead product or approved product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

In order to successfully implement our plans and strategies, we will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of June 30, 2026, we had 361 full-time employees, including 152 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we continue to operate as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

•
identifying, recruiting, integrating, maintaining and motivating additional employees;
•
managing our internal development efforts effectively, including the clinical, FDA and other comparable foreign regulatory authorities’ review processes for our lead product and product candidates, while complying with any contractual obligations to contractors and other third parties we may have; and
•
improving our operational, financial and management controls, reporting systems and procedures.

In addition, we are conducting multiple clinical trials of atacicept. Given the small size of our organization, we may encounter difficulties managing multiple clinical trials at the same time, which could negatively affect our ability to manage growth of our organization. Our future financial performance and our ability to successfully commercialize our lead product and develop and commercialize, if approved, our product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

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

If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further commercialize our lead product or develop and commercialize our product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

A variety of risks associated with marketing our lead product or any future product candidate we may develop internationally could significantly harm our business, financial condition, results of operations and prospects.

Although our lead product, TRUTAKNA, received accelerated approval from the FDA for treatment of IgAN, we plan to seek regulatory approval for our lead product, and product candidates we may develop, outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

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

Our commercial success depends in part on our and our current or future licensors’, licensees’ or collaborators’ ability to obtain and maintain proprietary or intellectual property protection in the United States and other countries for our lead product and product candidates and technologies related to their various uses. We generally seek to protect our proprietary position by, among other things, filing patent applications in the United States and abroad related to our proprietary technologies, and their manufacture and uses that are important to our business, as well as inventions and improvements that are important to the development and implementation of our business. Our owned and in-licensed patents and patent applications in both the United States and certain foreign jurisdictions relate to our lead product and product candidates. There can be no assurance that the claims of our owned or in-licensed patents, or any patent application that issues as a patent, will exclude others from making, using or selling our lead product, product candidates, or any future product candidates or products that are substantially similar to our lead product, product candidates, or any future product candidates. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position. We may seek to protect our proprietary position by acquiring or in-licensing additional relevant issued patents or pending applications from third parties. If we or our potential licensors, licensees or collaborators are unable to obtain or maintain patent protection with respect to our lead product or product candidates, proprietary technologies and their uses, our business, financial condition, results of operations and prospects could be significantly harmed.

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

Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. Thus, the degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. These uncertainties and/or limitations in our ability to properly protect the intellectual property rights relating to our lead product or product candidates could significantly harm our business, financial condition, results of operations and prospects.

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

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our potential future collaborators will be successful in protecting our lead product or product candidates by obtaining and defending patents. These risks and uncertainties include the following:

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

If we breach our license agreement with Ares, an affiliate of Merck, related to atacicept, the license agreement with Novartis related to MAU868, or the license agreement with Stanford related to VT-109, we could lose the ability to continue the development and commercialization of atacicept, MAU868, or VT-109, respectively.

We are dependent on patents, know-how and proprietary technology licensed or sublicensed to us from Ares, Novartis, and Stanford. Our commercial success depends upon our ability to develop, manufacture, market and sell our lead product and product candidates and use our and our licensor’s proprietary technologies without infringing the proprietary rights of third parties. Ares, Novartis, or Stanford may have the right to terminate the applicable license agreement in full in the event we materially breach or default in the performance of any of the obligations under the applicable license agreement. A termination of any of our existing license agreements could result in the loss of significant rights and could harm our ability to continue to commercialize our lead product and commercialize our product candidates. Additionally, certain patents, know-how and proprietary technology of third parties, including certain composition of matter patents, are sublicensed to us and in the event the applicable license agreement terminates, expires or is in dispute, it could result in the loss of significant rights and could harm our ability to continue to commercialize our lead product and commercialize our product candidates.

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
•
our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our lead product or product candidates and what activities satisfy those diligence obligations; and
•
the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully commercialize our lead product or develop and commercialize the affected product candidates.

In addition, we acquired worldwide, exclusive rights to atacicept pursuant to the Ares Agreement, and worldwide, exclusive rights to develop, manufacture and commercialize MAU868 pursuant to the asset purchase agreement (Amplyx Agreement) with Amplyx Pharmaceuticals, Inc. (Amplyx), a wholly owned subsidiary of Pfizer, Inc., pursuant to which we acquired Amplyx’s right, title and interest in the license agreement between Amplyx and Novartis related to MAU868. We also entered into an exclusive license agreement with Stanford for rights to VT-109. The Ares Agreement, Novartis License, and Stanford Agreement are complex, and certain provisions may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property, or increase what we believe to be our financial or other obligations under such agreement, either of which could have an adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangement on commercially acceptable terms, we may be unable to successfully commercialize our lead product or develop and commercialize the affected product candidates, which could have an adverse effect on our business, financial conditions, results of operations, and prospects.

We are generally also subject to all of the same risks with respect to protection of intellectual property that we license, as we are for intellectual property that we own, which are described below. If we or our licensors fail to adequately protect this intellectual property, our ability to commercialize products could suffer.

We may be required to make significant payments under our license agreements related to our lead product and product candidates.

As consideration for the license under the Ares Agreement, we paid Ares $25.0 million in 2020 upon delivery and initiation of the transfer of specified information and materials and $15.0 million in January 2026 upon achievement of the BLA filing. Upon accelerated approval of TRUTAKNA by the FDA in July 2026, we became obligated to pay $20.0 million to Ares. We are required to pay Ares additional aggregate milestone payments, including $10.0 million due upon the first filing of an approval application in the EU, and up to $131.5 million upon the achievement of regulatory filing and approval milestones for other geographic regions and indications, and aggregate milestone payments of up to $515.0 million upon the achievement of specified worldwide aggregate net sales milestones, beginning with $15.0 million if net sales reach $250.0 million and $50.0 million if net sales reach $500.0 million. Commencing on the first commercial sale of licensed products, we are obligated to pay tiered royalties of low double-digit to mid-teen percentages on annual net sales of the products covered by the license. In the event we sublicense our rights under the Ares Agreement, we are obligated to pay Ares a percentage ranging from the mid-single-digit to the low double-digits of specified sublicensing income received.

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

The patent positions of biotechnology companies generally are highly uncertain, involve complex legal and factual questions for which important legal principles remain unsolved and have been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our lead product or product candidates, or which effectively prevent others from commercializing competitive technologies and product candidates. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. For example, many countries restrict the patentability of methods of treatment of the human body.

Moreover, the coverage claimed in a patent application can be significantly reduced before a patent is issued, and its scope can be reinterpreted after issuance. Legal standards relating to valid and enforceable claim scope are unsettled in the United States and elsewhere and disputes challenging or re-defining scope are common in the biopharmaceutical industry. Even if patent applications we own or in-license currently or in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we own or in-license may be challenged or circumvented by third parties or may be narrowed or invalidated as a result of challenges by third parties. Consequently, we do not know whether our lead product or product candidates will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner which could significantly harm our business, financial condition, results of operations and prospects.

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

We may be subject to a third-party pre-issuance submission of prior art to the USPTO or other jurisdictions, or become involved in post-grant challenges such as opposition, derivation, revocation, reexamination, post-grant review (PGR) and inter partes review (IPR), or other similar proceedings, or in litigation, challenging our patent rights, including by challenging the validity or the claim of priority of our patents. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize our lead product or product candidates and compete directly with us, without payment to us. Such challenges may result in loss of patent rights, loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our lead product or product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, including art of which we were unaware, and art which was not raised during prosecution of any of our patents or patent applications. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our technology or platform, or any product candidates that we may develop. Such a loss of patent protection would significantly impact our business, financial condition, results of operations and prospects. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop, or commercialize our lead product or current or future product candidates or could embolden competitors to launch products or take other steps that could disadvantage us in the marketplace or draw us into additional expensive and time consuming disputes. Should any of these events occur, it could significantly harm our business, financial condition, results of operations and prospects.

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
•
others may be able to develop products that are similar to our lead product or product candidates, but that are not covered by the claims of the patents that we may in-license in the future or own;
•
our competitors may seek or may have already obtained patents that will limit, interfere with or eliminate our ability to make, use and sell our lead product or product candidates;
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

Our commercial success depends in part on avoiding infringement, misappropriation or other violations of the patents and proprietary rights of third parties. However, our research, development and commercialization activities may be subject to claims that we infringe, misappropriate or otherwise violate patents or other intellectual property rights owned or controlled by third parties. A finding by a court or administrative body that we infringe the claims of issued patents owned by third parties could preclude us from successfully commercializing our lead product or product candidates.

Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import our lead product or product candidates, or impair our competitive position. There is a substantial amount of litigation adversarial activity, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology industry, including patent infringement lawsuits, and proceedings, such as oppositions, reexaminations, IPR proceedings, PGR proceedings, and other third party submissions, before the USPTO and/or corresponding foreign patent offices. In addition, many companies in intellectual property-dependent industries, including the biotechnology industry, have employed intellectual property litigation as a means to gain an advantage over their competitors. Numerous third-party U.S. and foreign issued patents and pending patent applications may exist in the fields in which we are commercializing our lead product and developing our product candidates. There may be third-party patents or patent applications with claims to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our lead product or product candidates.

It is possible that one or more organizations will hold patent rights to which we will need a license. If those organizations refuse to grant us a license to such patent rights on reasonable terms, we may be unable to develop, manufacture, market, sell and commercialize products or services or perform research and development or other activities covered by these patents. In the event that any of these patents were to issue and be asserted against us, we believe that we would have defenses against any such assertion, including that such patents are not valid. However, if such defenses to such assertion were unsuccessful, we could be liable for damages, which could be significant and include treble damages and attorneys’ fees if we are found to willfully infringe such patents. We could also be required to obtain a license to such patents, which may not be available on commercially reasonable terms or at all. If we are unable to obtain such a license, we could be precluded from commercializing any product or product candidates that were ultimately held to infringe such patents.

As the biotechnology industry expands and more patents are issued, the risk increases that our lead product or product candidates may be subject to claims of infringement of the patent rights of third parties. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published, we may be unaware of third-party patents that may be infringed by commercialization of our lead product or product candidates, and we cannot be certain that we were the first to file a patent application related to a product, product candidate or technology. Moreover, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our lead product or product candidates may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. There is also no assurance that there is not prior art of which we are aware, but which we do not believe is relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our lead product or product candidates that may be approved in the future, or impair our competitive position. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Still further, we cannot rely on our experience that third parties have not so far alleged that we infringe their patent rights, as provisions of U.S. patent laws provide a safe harbor from patent infringement for therapeutic products under clinical development.

Any claims of patent infringement, misappropriation or other violations asserted by third parties would be time consuming and could:

•
result in costly litigation that may cause negative publicity;
•
divert the time and attention of our technical personnel and management;
•
cause development delays;
•
prevent us from successfully commercializing our lead product or product candidates;
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

Any patent-related legal action against us claiming damages or seeking to enjoin commercial activities relating to our lead product or product candidates, or processes could subject us to significant liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market our lead product or product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or a future strategic partner were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign our processes for our lead product or product candidates to avoid infringement, if necessary.

An adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from successfully commercializing our lead product or developing our product candidates, which could significantly harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our lead product or product candidates, if approved.

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

Competitors or other third parties may infringe, misappropriate or otherwise violate our intellectual property rights. To prevent infringement or unauthorized use, we may be required to file infringement or other intellectual property claims, which can be expensive and time-consuming. In addition, in a patent infringement proceeding, a court may decide that a patent we may in-license in the future or own is not valid, is unenforceable, and/or is not infringed, or may refuse to stop the other party from using the technology at issue on the grounds that our owned or in-licensed patents do not cover the technology in question. If we or any of our potential future collaborators were to initiate legal proceedings against a third party to enforce a patent directed at our lead product or any of our product candidates, the defendant could counterclaim that our patent is invalid and/or unenforceable in whole or in part. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description, non-enablement, or obviousness-type double patenting. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution.

If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we may lose at least part, and perhaps all, of the patent protection on such product or product candidate. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize our lead product or current or future product candidates. Such a loss of patent protection would significantly harm our business, financial condition, results of operations and prospects.

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

Further, the United States has enacted and implemented wide-ranging patent reform legislation and the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the U.S. federal courts, the USPTO, or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patent and the patents we might obtain or license in the future. For example, recent decisions raise questions regarding the award of patent term adjustment (PTA) for patents in families where related patents have issued without PTA. Thus, it cannot be said with certainty how PTA will or will not be viewed in the future and whether patent expiration dates may be impacted. An inability to obtain, enforce, and defend patents covering our proprietary technologies (including those for our lead product or product candidates) would adversely affect our business prospects and financial condition.

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

Patent terms may be inadequate to protect our competitive position on our lead product or our product candidates for an adequate amount of time.

Patents have a limited lifespan. Generally, issued patents are granted a term of 20 years from the earliest claimed non-provisional filing date. Various extensions may be available, but there can be no assurance that any such extensions will be obtained, and the life of a patent, and the protection it affords, is limited. In certain instances, patent term can be adjusted to recapture a portion of delay by the USPTO in examining the patent application (patent term adjustment) or extended to account for term effectively lost as a result of the FDA regulatory review period (patent term extension), or both. There is a risk that we may take action that detracts from any accrued patent term adjustment. Even if patents covering our lead product and product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

Filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States may be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we will not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These infringing products may compete with our lead product or product candidates without any available recourse.

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

We have entered into and may enter in the future into non-disclosure and confidentiality agreements to protect the proprietary positions of third parties, such as outside scientific collaborators, CROs, third-party manufacturers, consultants, advisors, potential partners, lessees of shared multi-company property and other third parties. Many of our employees and consultants were previously employed at, may have previously provided or may be currently providing consulting services to, other biotechnology companies, including our competitors or potential competitors. Although we seek to protect our ownership of intellectual property rights by ensuring that our agreements with our employees, collaborators and other third parties with whom we do business include provisions requiring such parties to assign rights in inventions to us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of our employees’ former employers or other third parties. We may also be subject to claims that former employers or other third parties have an ownership interest in our future patents or patent applications. Defense of such matters, regardless of their merit, could involve substantial litigation expense and be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions. Moreover, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise successfully commercializing our lead product or product candidates or technologies we may develop. Failure to defend against any such claim could subject us to significant liability for monetary damages or prevent or delay our developmental and commercialization efforts and cause us to lose valuable intellectual property rights or personnel, which could significantly harm our business, financial condition, results of operations and prospects. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management team and other employees.

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

Our rights to develop and successfully commercialize our technology, lead product, and product candidates may be subject, in part, to the terms and conditions of licenses granted to us by others.

We may enter into license agreements in the future with others to advance our research or commercialization of our lead product or product candidates. These and other licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and products in the future. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in territories included in our licenses.

If we fail to comply with our obligations under any such license agreements, including obligations to make various milestone payments and royalty payments and other obligations, the licensor may have the right to terminate the license. If these agreements are terminated, we could lose intellectual property rights that are important to our business, be liable for any damages to such licensors or be prevented from developing and successfully commercializing our lead product or product candidates, and competitors could have the freedom to seek regulatory approval of, and to market, products identical to ours. Termination of these agreements or reduction or elimination of our rights under these agreements may also result in our being required to negotiate new or reinstated agreements with less favorable terms, cause us to lose our rights under these agreements, including our rights to important intellectual property or technology, or impede, delay or prohibit the further development or successful commercialization of our lead product or one or more product candidates that rely on such agreements. It is possible that we may be unable to obtain any additional licenses at a reasonable cost or on reasonable terms, if at all. In that event, we may be required to expend significant time and resources to redesign our lead product or product candidates or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis.

In addition, subject to the terms of any such license agreements, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement and defense of patents and patent applications covering the technology that we license from third parties. In such an event, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced and defended in a manner consistent with the best interests of our business, including the payment of all applicable fees for patents covering our lead product or product candidates. If our licensors fail to prosecute, maintain, enforce and defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our products that are subject of such licensed rights could be adversely affected. Further, we may not be able to prevent competitors from making, using and selling competing products. In addition, even where we have the right to control the prosecution of patents and patent applications we have licensed to and from third parties, we may still be adversely affected or prejudiced by the actions or inactions of our licensees, our licensors and their counsel that took place prior to the date upon which we assumed control over patent prosecution.

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

We may need to obtain additional licenses from existing licensors and others to advance our research or allow commercialization of our lead product or product candidates we develop. It is possible that we may be unable to obtain additional licenses at a reasonable cost or on reasonable terms, if at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to redesign our technology, lead product, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product or product candidates, which could significantly harm our business, financial condition, results of operations and prospects significantly. We cannot provide any assurances that third-party patents do not exist which might be enforced against our current technology, manufacturing methods, lead product, product candidates, or future methods or products resulting in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant. Should any of these events occur, it could significantly harm our business, financial condition, results of operations and prospects.

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

In addition, the agreements under which we license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could significantly harm our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product or product candidates, which could significantly harm our business, financial condition and prospects.

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

In connection with our acquisition of MAU868, we have assumed the responsibility for ongoing clinical studies with MAU868, including related expenses and manufacturing and regulatory activities, which were previously managed and funded by Amplyx. This includes responsibility for the Phase 2 clinical trial of MAU868 for the treatment of reactivated BK virus infection in kidney transplant recipients previously conducted by Amplyx. Any adverse events or reactions experienced by subjects in the trial may be attributed to MAU868 and may limit our ability to obtain regulatory approval with labeling that we consider desirable, or at all.

We contract with third parties for the manufacture of our lead product and product candidates, and expect to continue to do so. This reliance on third parties increases the risk that we will not have sufficient quantities of our commercial product or product candidates necessary for their development, or obtain such quantities at an acceptable cost, which could delay, prevent or impair our commercialization or development efforts.

We do not currently have the infrastructure or internal capability to manufacture supplies of our lead product for commercialization or product candidates for use in development. We rely, and expect to continue to rely, on third-party manufacturers for the production of our lead product for commercialization and our product candidates for clinical trials under the guidance of members of our organization. Furthermore, raw materials for our lead product and product candidates are sourced, in some cases, from a single source supplier. If we were to experience an unexpected loss of supply of our lead product or product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials.

We expect to continue to rely on third-party manufacturers for the commercial supply of our lead product and product candidates, if we obtain marketing approval. We may be unable to maintain or establish required agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•
the failure of the third party to manufacture our lead product or product candidates according to our schedule, or at all, including if our third-party contractors give greater priority to the supply of other products over our lead product or product candidates or otherwise do not satisfactorily perform according to the terms of the agreements between us and them;
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
•
the failure of the third party to manufacture our lead product or product candidates according to our specifications;
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

We have limited control over the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP regulations or similar foreign requirements for manufacturing both active drug substances and finished drug products. Third-party manufacturers may not be able to comply with cGMP regulations or similar foreign requirements. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, they will not be able to secure and/or maintain marketing approval for their manufacturing facilities. In addition, we have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our lead product or product candidates, or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to successfully commercialize our lead product and develop our product candidates, if approved. We, or our contract manufacturers, any future collaborators and their contract manufacturers could be subject to periodic unannounced inspections by the FDA or other comparable foreign regulatory authorities, to monitor and ensure compliance with cGMP or similar foreign requirements. Despite our efforts to audit and verify regulatory compliance, one or more of our third-party manufacturing vendors may be found on regulatory inspection by the FDA or other comparable foreign regulatory authorities to be noncompliant with cGMP regulations or similar foreign requirements. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including shutdown of the third-party vendor or invalidation of drug product lots or processes, fines, injunctions, civil penalties, delays, suspension, variation or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our lead product, product candidates or other drugs necessary for the successful commercialization of our lead product or development of our product candidates and significantly harm our business, financial condition, results of operations and prospects.

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

Our current and anticipated future dependence upon others for the manufacture of our lead product and product candidates or other drugs necessary for the successful commercialization of our lead product and development of our product candidates may adversely affect our future profit margins and our ability to successfully commercialize our lead product and any product candidates that receive marketing approval on a timely and competitive basis.

The manufacture of drugs is complex and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide adequate supply of our product candidates for clinical trials or our lead product for patients could be delayed or prevented.

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

We may enter into collaborations with third parties for the development and commercialization of our lead product or product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of our lead product or product candidates.

In the future, we may partner with third-party collaborators for the development and commercialization of our lead product or product candidates. Our likely collaborators for any future collaboration arrangements would likely include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies.

We will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our lead product or product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements. Collaborations involving our lead product or product candidates could pose numerous risks to us, including the following:

•
collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations and may not perform their obligations as expected;
•
collaborators may deemphasize or not pursue development or commercialization of our lead product or product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus, including as a result of a sale or disposition of a business unit or development function, or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;
•
collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•
collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our lead product or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
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
•
disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our lead product or product candidates or that result in costly litigation or arbitration that diverts management attention and resources;
•
collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of our lead product or the applicable product or product candidates;
•
collaboration agreements may not lead to development or commercialization of products or product candidates in the most efficient manner or at all; and
•
if a collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our drug development or commercialization program could be delayed, diminished or terminated.

If we decide to establish collaborations in the future, but are not able to establish those collaborations on commercially reasonable terms, we may have to alter our development and commercialization plans.

Our drug development programs, the commercialization of our current or any future products or product candidates we may develop, and the successful commercialization of our lead product will require substantial additional cash to fund expenses. We may continue to seek to selectively form collaborations to expand our capabilities, potentially accelerate research and development activities and provide for commercialization activities by third parties. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business.

If we seek collaborations in the future, we will face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or comparable foreign regulatory authorities, the potential market for the subject product or product candidate, the costs and complexities of manufacturing and delivering such product or product candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of intellectual property and industry and market conditions generally. The potential collaborator may also consider alternative products, product candidates, or technologies for similar indications that may be available to collaborate on and whether such collaboration could be more attractive than the one with us for our product or product candidates. Further, we may not be successful in our efforts to establish a collaboration or other alternative arrangements for future product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view them as having the requisite potential to demonstrate safety and efficacy.

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

The trading price of our common stock has been, and is likely to be, highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. For example, the closing price of our common stock from January 1, 2025 to July 29, 2026, has ranged from a low of $18.86 to a high of $55.67. The stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

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

As of June 30, 2026, there were 71,955,885 shares of common stock outstanding.

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

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our lead product or product candidates on unfavorable terms to us.

We may seek additional capital through a variety of means, including through public or private equity, debt financings or other sources, including up-front payments and milestone payments from strategic collaborations. For example, since our initial public offering, we have completed a number of follow-on public offerings of our common stock. To the extent that we raise additional capital through the sale of equity or convertible debt or equity securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Such financing may result in dilution to stockholders, imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our lead product or product candidates, or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Type of Trading Arrangement
Name	Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold***	Total Shares of Class A Common Stock to be Purchased	Expiration Date
Joseph Young	Senior Vice President, Finance and Chief Accounting Officer	Adoption	April 7, 2026	X		Up to 19,800 shares	N/A	December 17, 2026
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

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page formatted as Inline XBRL and contained in Exhibit 101

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

Vera Therapeutics, Inc.

Date: August 10, 2026	By:	/s/ Marshall Fordyce
Marshall Fordyce, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2026	By:	/s/ Sean Grant
Sean Grant
Chief Financial Officer (Principal Financial Officer)