Form 10-Q
period 2026-09-30
Vera Therapeutics, Inc.
filed 2026-11-05
CIK 1831828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of October 29, 2026, the registrant had 72,298,770 shares of common stock, $0.001 par value per share, outstanding, consisting solely of Class A common stock, $0.001 par value per share.

In this Quarterly Report on Form 10-Q, unless otherwise stated or as the context otherwise requires, references to “Vera,” “the Company,” “we,” “us,” “our” and similar references refer to Vera Therapeutics, Inc. and, where appropriate, its consolidated subsidiary. In addition, references to “common stock” refer to our Class A common stock, unless otherwise stated or as the context otherwise requires.

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

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS

An investment in shares of our common stock involves a high degree of risk. Below is a list of some of the material risks associated with our business. This summary does not address all of the risks that we face. Additional discussion of the risks listed in this summary, as well as other risks that we face, is set forth under Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q:

•
We have completed a limited number of clinical trials for our lead product, TRUTAKNA®, which received accelerated approval for commercial sale in the United States in July 2026, and it may be difficult to evaluate our current business and predict our future success and viability.
•
We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs of our product candidates or commercialization efforts.
•
We have incurred net losses since inception, and have recorded limited revenue from product sales during 2026. We expect to continue to incur net losses at least until we have one or more approved products that achieve commercial success.
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

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

VERA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$55,322	$354,725
Marketable securities	328,720	359,864
Accounts receivable, net	11,981	—
Inventory	7,078	—
Prepaid expenses and other assets, current	38,184	14,294
Total current assets	441,285	728,883
Intangible assets, net	20,499	—
Other assets, noncurrent	3,968	5,850
Total assets	$465,752	$734,733
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,173	$21,898
Accrued expenses and other liabilities, current	35,602	31,557
Total current liabilities	55,775	53,455
Long-term debt	75,434	74,838
Other liabilities, noncurrent	1,357	1,919
Total liabilities	132,566	130,212
Stockholders’ equity
Class A common stock, $0.001 par value; 500,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 72,287,904 and 71,267,429 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	72	71
Additional paid-in capital	1,418,899	1,364,529
Accumulated other comprehensive (loss) income	(704)	786
Accumulated deficit	(1,085,081)	(760,865)
Total stockholders’ equity	333,186	604,521
Total liabilities and stockholders’ equity	$465,752	$734,733

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VERA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Product revenue, net	$10,277	$—	$10,277	$—
Operating expenses:
Cost of sales	3,296	—	3,296	—
Research and development	41,253	56,473	187,344	155,946
Selling, general and administrative	61,430	27,459	152,961	65,321
Total operating expenses	105,979	83,932	343,601	221,267
Loss from operations	(95,702)	(83,932)	(333,324)	(221,267)
Other income (expense):
Interest income	4,336	5,736	16,039	18,962
Interest expense	(1,873)	(1,960)	(5,544)	(5,627)
Other expense, net	(472)	(137)	(1,387)	(586)
Total other income, net	1,991	3,639	9,108	12,749
Net loss	$(93,711)	$(80,293)	$(324,216)	$(208,518)
Other comprehensive loss:
Change in unrealized gains and losses on marketable securities	(301)	354	(1,490)	488
Comprehensive loss	$(94,012)	$(79,939)	$(325,706)	$(208,030)
Net loss per share attributable to common stockholders, basic and diluted	$(1.30)	$(1.26)	$(4.51)	$(3.27)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	72,126,588	63,847,055	71,816,111	63,769,948

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VERA THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Class A Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2025	71,267,429	$71	$1,364,529	$786	$(760,865)	$604,521
Issuance of common stock pursuant to exercise of options	155,639	1	2,500	—	—	2,501
Issuance of common stock upon vesting of restricted stock units	237,070	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	69,952	—	1,441	—	—	1,441
Stock-based compensation	—	—	13,208	—	—	13,208
Change in unrealized gains and losses on marketable securities	—	—	—	(942)	—	(942)
Net loss	—	—	—	—	(121,032)	(121,032)
Balances as of March 31, 2026	71,730,090	$72	$1,381,678	$(156)	$(881,897)	$499,697
Issuance of common stock pursuant to exercise of options	166,995	—	1,918	—	—	1,918
Issuance of common stock upon vesting of restricted stock units	58,800	—	—	—	—	—
Stock-based compensation	—	—	15,863	—	—	15,863
Change in unrealized gains and losses on marketable securities	—	—	—	(247)	—	(247)
Net loss	—	—	—	—	(109,473)	(109,473)
Balances as of June 30, 2026	71,955,885	$72	$1,399,459	$(403)	$(991,370)	$407,758
Issuance of common stock pursuant to exercise of options	226,441	—	2,218	—	—	2,218
Issuance of common stock upon vesting of restricted stock units	55,429	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	50,149	—	1,494	—	—	1,494
Stock-based compensation	—	—	15,728	—	—	15,728
Change in unrealized gains and losses on marketable securities	—	—	—	(301)	—	(301)
Net loss	—	—	—	—	(93,711)	(93,711)
Balances as of September 30, 2026	72,287,904	$72	$1,418,899	$(704)	$(1,085,081)	$333,186

	Class A Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2024	63,559,858	$64	$1,037,948	$393	$(461,250)	$577,155
Issuance of common stock pursuant to exercise of options	100,587	—	982	—	—	982
Issuance of common stock upon vesting of restricted stock units	90,283	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	23,430	—	551	—	—	551
Stock-based compensation	—	—	7,744	—	—	7,744
Change in unrealized gains and losses on marketable securities	—	—	—	261	—	261
Net loss	—	—	—	—	(51,694)	(51,694)
Balances as of March 31, 2025	63,774,158	$64	$1,047,225	$654	$(512,944)	$534,999
Issuance of common stock pursuant to exercise of options	45,162	—	464	—	—	464
Issuance of common stock upon vesting of restricted stock units	4,345	—	—	—	—	—
Stock-based compensation	—	—	9,472	—	—	9,472
Change in unrealized gains and losses on marketable securities	—	—	—	(127)	—	(127)
Net loss	—	—	—	—	(76,531)	(76,531)
Balances as of June 30, 2025	63,823,665	$64	$1,057,161	$527	$(589,475)	$468,277
Issuance of common stock pursuant to exercise of options	4,882	—	31	—	—	31
Issuance of common stock upon vesting of restricted stock units	28,390	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	37,908	—	766	—	—	766
Stock-based compensation	—	—	9,745	—	—	9,745
Change in unrealized gains and losses on marketable securities	—	—	—	354	—	354
Net loss	—	—	—	—	(80,293)	(80,293)
Balances as of September 30, 2025	63,894,845	$64	$1,067,703	$881	$(669,768)	$398,880

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VERA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(324,216)	$(208,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,095	333
Accretion of discount and amortization of premium on purchase of debt securities	(2,995)	(5,872)
Accretion of loan exit fee and amortization of loan costs	1,939	1,220
Reduction in the carrying amount of operating lease right-of-use assets	360	1,336
Stock-based compensation	44,799	26,961
Upfront and milestone obligations under license agreements	15,000	800
Changes in operating assets and liabilities:
Accounts receivable	(11,981)	—
Inventory	(7,078)	—
Prepaid expense and other assets	(24,353)	(3,506)
Accounts payable	(1,702)	10,285
Accrued and other liabilities	3,576	7,234
Operating lease liabilities	(373)	(1,383)
Net cash used in operating activities	(305,929)	(171,110)
Cash flows from investing activities
Upfront and milestone payments under license agreements	(35,000)	(800)
Purchase of internal use software license	(673)	—
Purchase of property and equipment	(23)	(528)
Purchase of marketable securities	(357,125)	(285,947)
Proceeds from maturities of marketable securities	389,775	400,897
Net cash provided by (used in) investing activities	(3,046)	113,622
Cash flows from financing activities
Proceeds from exercise of stock options and employee stock purchase plan	9,572	2,794
Proceeds from refinancing under loan and security agreement, net	—	23,338
Payment of deferred issuance costs related to unfunded loan commitments	—	(3,517)
Net cash provided by financing activities	9,572	22,615
Net decrease in cash and cash equivalents	(299,403)	(34,873)
Cash and cash equivalents, beginning of period	354,725	92,646
Cash and cash equivalents, end of period	$55,322	$57,773
Supplemental disclosure of cash flow information
Cash paid for interest expense	$4,948	$5,004
Internal-use software license acquired through accrued liabilities	$280	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VERA THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Description of Business

Vera Therapeutics, Inc. (the Company) is a commercial-stage biotechnology company focused on developing and commercializing treatments for patients with serious immunological diseases. The Company was incorporated in May 2016 in Delaware. The Company’s headquarters are in Brisbane, California. The Company operates as one reportable segment, Therapeutics, focused on developing and commercializing transformative treatments for patients with serious immunological diseases. On July 7, 2026, the U.S. Food and Drug Administration (FDA) granted accelerated approval to TRUTAKNA® (atacicept-vymj) to reduce proteinuria in adults with primary immunoglobulin A nephropathy (IgAN) at risk for disease progression.

Liquidity

Since inception, the Company has devoted substantially all of its resources to its research and development efforts, pre-clinical studies and clinical trials, building a sales, marketing and distribution infrastructure to support commercial launch activities, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. The Company has incurred recurring net operating losses and has not generated positive cash flows from operations since its inception and had an accumulated deficit of $1.1 billion as of September 30, 2026. The Company had cash, cash equivalents and marketable securities of $384.0 million as of September 30, 2026. The Company has funded its operations primarily through the issuance of common stock, redeemable convertible preferred stock, debt financing and convertible notes. Management expects to continue to incur losses and negative cash flows from operations in the near term.

Management believes that the Company’s cash, cash equivalents and marketable securities as of September 30, 2026 will be sufficient to fund its planned operations and capital expenditure requirements for at least the next 12 months subsequent to the issuance date of these unaudited condensed consolidated financial statements. The Company intends to raise additional capital through public or private equity offerings, debt financing, or other capital sources, which may include strategic collaborations or other arrangements with third parties in order to achieve its long-term business objectives. If the Company fails to obtain necessary capital when needed on acceptable terms, or at all, it could force the Company to delay, limit, reduce or terminate its product development programs, commercialization efforts or other operations.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiary have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The U.S. dollar is the Company’s functional and reporting currency.

Principles of Consolidation

In September 2026, the Company incorporated a wholly-owned, Netherlands-based subsidiary, Vera Therapeutics B.V., to help prepare for and assist with the Company’s activities in Europe. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation. For the Company and its subsidiary, the functional currency has been determined to be in U.S. dollars.

Unaudited Condensed Consolidated Financial Statements

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year or any other period. The information included in this Form 10-Q should be read in conjunction with the audited financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026.

Use of Estimates

The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Management estimates that affect the reported amounts of assets and liabilities include the accrual of research and development expenses, valuation of equity awards for stock-based compensation, determination of incremental borrowing rate for operating leases, the valuation allowance for deferred tax assets, fair value of marketable securities, gross-to-net reserves for revenue recognition, and inventory valuation. The Company evaluates and adjusts its estimates and assumptions on an ongoing basis using historical experience and other factors. Actual results could differ from those estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation, with no impact on previously reported net loss or total assets.

Concentrations of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, and accounts receivable. The Company maintains bank deposits in federally insured financial institutions and these deposits may exceed federally insured limits. The Company is exposed to credit risk in the event of default by any of the financial institutions holding its cash, cash equivalents, and marketable securities to the extent recorded in the balance sheet. The Company has not experienced any losses to date related to these concentrations.

For the three months ended September 30, 2026, two individual customers accounted for 94% of total gross product revenue, with these individual customers representing 76% and 18% of the Company’s total gross product revenue. As of September 30, 2026, two individual customers accounted for 94% of the gross accounts receivable balance, with these individual customers representing 76% and 18% of the gross accounts receivable balance. No other individual customers account for more than 10% of net product sales or accounts receivable. The Company monitors the financial condition of its customers so that it can appropriately respond to changes in their creditworthiness. To date, the Company has not experienced any losses with respect to the collection of its accounts receivable.

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

Accounts Receivable, Net

Accounts receivable consists of trade receivables which are amounts due from the Company’s specialty pharmacy and specialty distributor customers related to product sales. The Company records trade receivables net of discounts, chargebacks, and any allowances for potential credit losses. Trade receivables are stated at their net realizable value. The Company estimates the allowance for credit losses using the current expected credit loss model. Under this model, the allowance for credit losses reflects the Company’s estimate of lifetime expected credit losses. The Company evaluates the collectability of the cash flows based on the risk of loss over the contractual life, even when that risk is remote, based on judgments about the creditworthiness of its customers, historical experience, and other relevant information that is available to the Company. The Company writes off trade receivables and related allowances for credit losses when it becomes probable it will not collect the amount receivable. For the three months ended September 30, 2026, the Company did not record any expected losses related to outstanding accounts receivable. There was no allowance for credit losses as of September 30, 2026.

Inventory

The Company began capitalizing inventory for TRUTAKNA upon approval by the FDA in July 2026 once commercialization was considered probable and the future economic benefit was expected to be realized. Prior to regulatory approval, all direct and indirect manufacturing costs for pre-launch inventory were charged to research and development expense in the periods incurred. Any eventual sale of previously expensed (“zero-cost”) inventories may impact future gross margins for any periods in which those inventories are sold.

Inventory is comprised of raw materials, work-in-process and finished goods, and includes costs related to raw materials purchases, third-party contract manufacturing, shipping and handling, and product storage. The Company values inventory at the lower of cost or net realizable value and determines the cost of inventory using the specific identification method, which approximates a first-in, first-out basis. Certain raw materials and work-in-process inventory may be used in the manufacture of product for either research and development activities or commercial sale. Costs related to such inventory are initially capitalized as inventory and are expensed to research and development expense once a determination is made that product is to be used in research and development activities. The Company analyzes its inventory levels periodically for obsolescence and, if required, adjusts inventory to its net realizable value if the cost basis of inventory is in excess of its expected net realizable value, or for quantities in excess of expected demand. If the Company determines cost exceeds its net realizable value, the resulting adjustments are recognized as cost of sales in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Intangible Assets, Net

Finite-lived intangibles consist of contractual payments made in conjunction with license agreements for acquired intellectual property. The contractual payments are recorded as intangible assets at cost, net of accumulated amortization, and are amortized over their estimated useful life of the underlying intellectual property using the economic consumption method if anticipated future revenue can be reasonably estimated. The straight-line method is used when revenue cannot be reasonably estimated. Amortization of finite-lived intangibles is recorded in cost of sales in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

The economic consumption method is based on revenue generated from the products underlying the related intangible assets. An analysis of the anticipated lifetime revenue of the Company’s marketed products is performed annually during the Company’s long-range planning cycle and whenever events or changes in circumstances would significantly affect anticipated lifetime revenue of the relevant products.

The Company reviews its finite-lived intangible assets at least annually and when events or circumstances may indicate that the carrying value of these assets is not recoverable and exceeds their fair value. The Company measures fair value based on the estimated future undiscounted cash flows associated with these assets in addition to other assumptions and projections that the Company deems to be reasonable and supportable.

If it is determined that an intangible asset becomes impaired, the carrying value is written down to its fair value with the related impairment charge recognized in the Company’s Consolidated Statements of Operations and Comprehensive Loss in the period in which the impairment occurs. The Company has not recorded any impairments of intangible assets to date.

Product Revenue, Net

The Company recognizes net product revenue from TRUTAKNA, which it began selling in the United States in July 2026 through contractual arrangements with its specialty pharmacy and specialty distributor customers. These customers subsequently resell the Company’s products to patients and certain medical centers or hospitals. In addition to distribution agreements with these customers, the Company enters into arrangements with governmental and contractual payors that provide for government mandated and/or privately negotiated rebates, chargebacks, and discounts with respect to the purchase of the Company’s products.

The Company recognizes net product revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (ASC 606), which outlines a five-step process for recognizing revenue from contracts with customers: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the separate performance obligations in the contract, and (v) recognize revenue associated with the performance obligations as they are satisfied. The Company only applies the five-step model to arrangements that meet the definition of a contract under ASC 606, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied. The Company has determined that the delivery of TRUTAKNA to its customers constitutes a single performance obligation. There are no other promises to deliver goods or services beyond what is specified in each accepted customer order. The Company recognizes revenue from product sales when a customer obtains control of the Company’s product, which occurs at a point in time upon delivery of the product to the customer.

The Company has assessed the existence of a significant financing component in the agreements with its customers. The trade payment terms with the Company’s customers do not exceed one year and therefore the Company has elected to apply the practical expedient and no amount of consideration has been allocated as a financing component.

Revenue from product sales is recorded at the net sales price (transaction price), which includes deductions based on estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, chargebacks and discounts, government rebates, payor rebates, and other incentives, such as voluntary patient assistance, and other allowances that are offered within contracts between the Company and its customers, payors, and other indirect customers relating to the Company's sale of its products. These reserves, as detailed below, are based on the related sales, and are classified as reductions of accounts receivable, net, when the right of offset exists in accordance with ASU 2013-1, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, or as a current liability. These estimates take into consideration a range of possible outcomes that are probability-weighted in accordance with the expected value method in ASC 606 for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company's best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts. These estimates are based on limited historical experience and may rely on expected payer mix, contractual terms, and peer company analysis.

The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company's analysis also contemplated application of the constraint in accordance with the guidance, under which it determined a significant reversal of revenue would not occur in a future period and the transaction price will not be reduced further. Actual amounts of consideration ultimately received may differ from the Company's estimates. The Company will disclose significant judgments and estimates to variable consideration and timing of revenue recognition. If actual results in the future vary from the Company's estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Trade Discounts and Allowances — The Company generally provides customers with discounts, which include incentive fees that are explicitly stated in the Company's contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. The reserve for discounts is established in the same period that the related revenue is recognized, together with reductions to accounts receivable, net, on the balance sheets.

Distribution Fees — The Company pays fees to our specialty distributor customers for distribution services provided in connection with the sales of TRUTAKNA. These specialty distributor fees are based on a contractually determined fixed percentage of sales. These payments are recorded as a reduction of revenue within the same period the related revenue is recognized.

Product Returns — Consistent with industry practice, the Company offers its customers limited product return rights for damaged and expiring product, provided it is within a specified period around the product expiration date set forth in the applicable individual distribution agreement. The Company estimates the amount of product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as a reduction to accounts receivable, net on the balance sheets. The Company estimates product returns using its own sales information, including its visibility into the inventory remaining in the distribution channel.

Chargebacks and Discounts — Chargebacks for fees and discounts to a third party represent the estimated obligations resulting from contractual commitments to sell products to contracted third parties at prices lower than the list prices charged to its customers who directly purchase the product from the Company. Customers charge the Company for the difference between what they pay for the product and the ultimate selling price to the contracted third parties. The reserve for chargebacks is established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and a reduction to accounts receivable, net, on the balance sheets. Chargeback amounts are generally determined at the time of resale to the contracted third party by customers, and the Company generally issues credits for such amounts within a few days after the customer's notification to the Company of the resale. Chargebacks consist of credits the Company expects to issue for units that remain in the distribution channel at each reporting period end that the Company expects will be sold to contracted third parties and chargebacks that customers have been claimed, but for which the Company has not yet issued a payment.

Government Rebates — The Company is subject to discount obligations under state Medicaid programs and Medicare. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability, which will be included in accrued expenses on the balance sheets. The Company's liability for these rebates will consist of invoices received for claims from prior periods that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimates of future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel at the end of each reporting period.

Commercial Rebates — The Company calculates the rebates it incurs according to any contracts with certain commercial payors and deducts these amounts from its gross product sales at the time revenues are recognized. Allowances (accrued) for commercial rebates are based on historical payments to payors from which is reasonably estimated at the time of delivery. Rebates are recorded as accrued expenses in the balance sheet.

Co-pay Assistance — Other incentives the Company offers include voluntary patient assistance programs, such as the co-pay assistance program, which are intended to provide financial assistance to qualified commercially insured patients with prescription drug co-payments required by payors. The calculation of monthly co-pay assistance will be based on an estimated number of claims for the period and the estimated cost per claim associated with product that has been recognized as revenue.

Cost of Sales

Cost of sales includes the cost of inventory sold, indirect labor costs, product shipping costs, amortization expense of finite-lived intangible assets associated with acquired intellectual property, and third-party royalties payable on the Company’s net product revenue. Cost of sales may also include costs related to excess or obsolete inventory adjustment charges, abnormal costs, and manufacturing variances.

Prior to regulatory approval, all direct and indirect manufacturing costs for pre-launch inventory of TRUTAKNA were charged to research and development expense in the periods incurred. As a result, the cost basis of inventory available for sale at the time of approval was zero, and cost of sales is correspondingly low during the initial period following launch. Following FDA approval, the Company capitalizes direct manufacturing costs as inventory and recognizes these amounts in cost of sales when the related inventory is sold. Accordingly, cost of sales for the period may not be indicative of the full cost of units sold, and cost of sales and gross margin during the initial periods following commercialization may not be representative of future periods as the Company begins capitalizing and expensing post-approval manufacturing costs.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update will provide all entities with a practical expedient in developing reasonable and supportable forecasts as part of estimating expected credit losses by assuming that current conditions as of the balance sheet date do not change for the remaining life of the asset. The ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company adopted this standard on January 1, 2026, and it did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update will improve disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, selling, general, and administrative expenses, and research and development). The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company will adopt the standard as of and for the year ending December 31, 2027 and for the interim reporting periods within the year ending December 31, 2028. This ASU will result in the required additional disclosures being included in the Company’s consolidated financial statements upon adoption.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update will introduce changes to the timing of software cost capitalization based on likelihood of completion for all entities subject to the internal-use software guidance in Subtopic 350-40 and the guidance on website development costs in Subtopic 350-50. The ASU will be effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted as of the beginning of an annual reporting period. The Company is currently evaluating the timing of adoption and the impact of adoption on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements. This update will improve the navigability of required interim disclosures and clarify when that guidance is applicable, and will require entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The ASU is effective for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company will adopt the standard for the interim periods within the year ending December 31, 2028. The Company is currently evaluating the impact of the adoption on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. This update will make a number of amendments to the Accounting Standards Codification and improvements to GAAP arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted in both interim and annual reporting periods for which financial statements have not yet been issued or made available for issuance. Entities may elect to early adopt the amendments on an issue-by-issue basis. The Company is currently evaluating the timing of adoption and the impact of adoption on its consolidated financial statements and related disclosures.

3. OTHER FINANCIAL STATEMENT INFORMATION

Inventory

Inventory consists of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$5,799	$—
Work in process	929	—
Finished goods	350	—
Total inventory	$7,078	$—

Prior to FDA approval of TRUTAKNA in July 2026, the Company expensed approximately $29.1 million in costs associated with the manufacturing of TRUTAKNA pre-launch inventory as a component of research and development expense. If these previously expensed costs had been capitalized as inventory and subsequently included as a component of cost of sales as pre-launch inventory was sold, the increase to cost of sales would have been approximately $0.4 million during the three and nine months ended September 30, 2026. As of September 30, 2026, the previously expensed cost of the remaining pre-launch inventory on hand was approximately $26.0 million, which includes inventory that could be used for either research and development or commercial purposes.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Prepaid drug manufacturing costs	$23,370	$1,637
Prepaid clinical trial costs	2,969	3,435
Interest income receivable	2,586	3,285
Prepaid software costs	2,349	1,669
Other	6,910	4,268
Total prepaid expenses and other current assets	$38,184	$14,294

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued payroll	$15,036	$18,700
Accrued drug manufacturing costs	6,408	8,427
Accrued clinical trial costs	4,678	1,333
Accrued commercial planning, sales and marketing expenses	3,516	1,181
Sales discounts, rebates, and allowances	1,703	—
Accrued royalties	1,439	—
Other	2,822	1,916
Total accrued expenses and other current liabilities	$35,602	$31,557

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

Unrealized gains and losses are reported as a component of other comprehensive income (loss). Fair value of the debt securities was $328.7 million and $367.1 million as of September 30, 2026 and December 31, 2025, respectively.

The following table presents the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2026
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities
Money market funds	Level 1	$47,026	$—	$—	$47,026	$47,026	$—
U.S. Government bonds	Level 2	127,629	—	(175)	127,454	—	127,454
U.S. Government agency securities	Level 2	16,996	—	(172)	16,824	—	16,824
Corporate debt securities	Level 2	184,799	8	(365)	184,442	—	184,442
Total cash equivalents and marketable securities		376,450	8	(712)	375,746	47,026	328,720
Cash		8,296	—	—	8,296	8,296	—
Total		$384,746	$8	$(712)	$384,042	$55,322	$328,720

	December 31, 2025
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Marketable Securities
Money market funds	Level 1	$342,915	$—	$—	$342,915	$342,915	$—
U.S. Government bonds	Level 2	166,736	480	—	167,216	—	167,216
U.S. Government agency securities	Level 2	9,997	1	(23)	9,975	—	9,975
Corporate debt securities	Level 2	189,536	329	(1)	189,864	7,191	182,673
Total cash equivalents and marketable securities		709,184	810	(24)	709,970	350,106	359,864
Cash		4,619	—	—	4,619	4,619	—
Total		$713,803	$810	$(24)	$714,589	$354,725	$359,864

Marketable debt securities that had been in unrealized loss positions as of September 30, 2026, and December 31, 2025 were in an unrealized loss position for less than 12 months. Unrealized losses from marketable debt securities are primarily attributable to changes in interest rates and not due to credit-related factors. Management does not believe any remaining unrealized losses represent impairments or credit-related losses based on evaluation of available evidence.

The following table classifies the estimated fair value of investments in available-for-sale marketable debt securities by effective contractual maturity dates (in thousands):

September 30, 2026
Due within one year	$306,929
Due after one year to two years	21,791
Total marketable securities	$328,720

5. LICENSES AND INTANGIBLE ASSETS

Ares Trading S.A. License Agreement (Ares Agreement)

The Company has a license agreement with Ares Trading S.A. (Ares), pursuant to which the Company maintains an exclusive worldwide license to certain patents and related know-how to research, develop, manufacture, use and commercialize therapeutic products containing atacicept, a recombinant fusion protein used to inhibit B cell growth and differentiation.

In January 2026, the Company achieved a specified regulatory milestone and paid $15.0 million to Ares upon acceptance of the Company’s Biologics License Application (BLA) for TRUTAKNA for treatment of IgAN by the FDA. This was recorded as research and development expense. Upon accelerated approval of the Company’s BLA for TRUTAKNA for treatment of IgAN by the FDA in July 2026, the Company achieved a specified regulatory milestone and paid $20.0 million to Ares in August 2026. This milestone payment was capitalized as acquired intellectual property, and is being amortized to cost of sales over its estimated useful life.

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

Pursuant to the Ares Agreement, the Company is obligated to pay Ares tiered royalties of low double-digit to mid-teen percentages on worldwide aggregate annual net sales of atacicept, with payments due quarterly. The Company began incurring costs associated with such royalties following the July 2026 approval of TRUTAKNA (atacicept) and records these royalties within cost of sales. In the event the Company sublicenses its rights under the Ares Agreement, the Company would be obligated to pay Ares a percentage ranging from the mid-single-digits to the low double-digits of specified sublicensing income received.

Intangible Assets

Intangible assets, net consist of the following (in thousands, except years):

	September 30, 2026				December 31, 2025
	Weighted-Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets
Acquired intellectual property	14.7 years	$20,000	$(335)	$19,665	N/A	$—	$—	$—
Acquired internal-use software	1.9 years	953	(119)	834	N/A	—	—	—
Total		$20,953	$(454)	$20,499		$—	$—	$—

The Company recorded intangible asset amortization expense of $0.3 million related to acquired intellectual property to cost of sales in the three and nine months ended September 30, 2026. The Company recorded intangible asset amortization expense of $0.1 million related to acquired internal-use software to selling, general and administrative expenses in the three and nine months ended September 30, 2026.

As of September 30, 2026, the estimated future amortization expense associated with the Company’s finite-lived intangible assets was as follows:

2026 (remaining)	$444
2027	1,776
2028	1,631
2029	1,341
2030	1,341
Thereafter	13,966
Total estimated future amortization expense	$20,499

6. NOTES PAYABLE

Notes payable consist of the following (in thousands, except years and percentages):

		September 30, 2026		December 31, 2025
	Maturity	Effective Interest Rate	Amount	Effective Interest Rate	Amount
Collateralized note 2025-06	2030	9.74%	$75,000	9.85%	$75,000
Total borrowings			75,000		75,000
Accrued exit fees net of unamortized issuance costs			434		(162)
Net carrying amount of debt			$75,434		$74,838

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

2025 Loan Agreement

In June 2025, the Company entered into a new non-revolving loan and security agreement (2025 Loan Agreement) with a loan syndicate involving Oxford Finance, OFCF II, OFCF III, and Oxford Finance Credit Fund IV LP (OFCF IV) (collectively, Oxford). The 2025 Loan Agreement has a total borrowing capacity of up to $500.0 million, of which $75.0 million was funded at closing and $50.0 million remains available for draw at the Company’s discretion until December 31, 2026. Following accelerated approval of TRUTAKNA by the FDA in July 2026, an additional $75.0 million became available for draw at the Company’s discretion. In October 2026, the Company elected to draw this tranche and received net cash proceeds of $74.0 million after deduction of fees and prepaid interest. The Company also has the option to draw two tranches, each of a maximum of $50.0 million, upon achievement of certain commercial milestones related to TRUTAKNA once approved, and up to $200.0 million available at the mutual discretion of the Company and Oxford. As of September 30, 2026, the Company’s outstanding borrowing under the 2025 Loan Agreement was $75.0 million.

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

As of September 30, 2026, principal installments due on the notes were as follows (in thousands):

2026 (remaining)	$—
2027	—
2028	—
2029	34,091
2030	40,909
Total long-term debt	$75,000

7. STOCKHOLDERS’ EQUITY

As of September 30, 2026 and December 31, 2025, the Company’s amended and restated certificate of incorporation authorized the Company to issue 500,000,000 shares of Class A common stock and 14,600,000 shares of Class B common stock, and 10,000,000 shares of preferred stock, each with a par value of $0.001 per share. Each share of Class A common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. There were no shares of Class B common stock or preferred stock outstanding as of September 30, 2026 and December 31, 2025. Common stockholders are entitled to receive dividends, as may be declared by the board of directors. Through September 30, 2026, no cash dividends have been declared or paid.

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

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (ESPP) became effective in May 2021. As of September 30, 2026, 270,191 shares have been issued pursuant to the ESPP. The ESPP generally provides for six-month consecutive offering periods beginning every September 14 and March 14. The ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation.

The table below summarizes the Company's equity plans as of September 30, 2026:

Plan	Maximum Number of Shares Authorized	Shares Available for Future Issuance
2024 Inducement Plan	4,390,000	558,695
2021 Equity Incentive Plan	13,614,767	3,927,855
2017 Equity Incentive Plan	2,275,305	—
2021 Employee Stock Purchase Plan	2,029,448	1,759,257

Option Activity

Stock option activity under the 2017 EIP, 2021 EIP, and 2024 Inducement Plan for the period ended September 30, 2026 is summarized as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000s)
Outstanding as of December 31, 2025	8,395,290	$19.59	7.58	$260,696
Granted	2,363,500	$41.28
Exercised	(549,075)	$12.09
Cancelled and forfeited	(483,425)	$34.85
Outstanding as of September 30, 2026	9,726,290	$24.52	7.48	$103,868
Options exercisable as of September 30, 2026	5,282,414	$17.57	6.48	$84,344
Vested and expected to vest as of September 30, 2026	9,726,290	$24.52	7.48	$103,868

The aggregate intrinsic value of stock options exercised during the three months ended September 30, 2026 and 2025 was $6.4 million and $0.1 million, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2026 and 2025 was $15.1 million and $3.8 million, respectively. The weighted-average grant date fair value of options granted during the three months ended September 30, 2026 and 2025 was $29.58 per share and $18.31 per share, respectively. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2026 and 2025 was $32.34 per share and $22.56 per share, respectively.

Award Activity

The Company grants restricted stock units (RSU) pursuant to the 2021 EIP and satisfies such grants through the issuance of the Company’s Class A common stock. The following table shows RSU activity for the period ended September 30, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested balance as of December 31, 2025	1,599,840	$28.67
Granted	1,221,627	41.28
Vested	(351,299)	27.40
Cancelled and forfeited	(224,403)	33.43
Unvested balance as of September 30, 2026	2,245,765	$35.25

Stock-Based Compensation Expense

The following tables summarize the stock-based compensation expense for stock options and restricted stock units granted to employees and non-employees and for ESPP stock-based compensation that was recorded in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$6,768	$4,533	$20,174	$12,286
Selling, general and administrative	8,960	5,212	24,625	14,675
Total stock-based compensation expense	$15,728	$9,745	$44,799	$26,961

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Employees	$14,767	$9,267	$42,601	$25,103
Non-employees	961	478	2,198	1,858
Total stock-based compensation expense	$15,728	$9,745	$44,799	$26,961

As of September 30, 2026, the Company had $98.7 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.6 years. For the three months ended September 30, 2026 and 2025, the Company recognized $10.6 million and $6.9 million of stock-based compensation expense for stock options, respectively. For the nine months ended September 30, 2026 and 2025, the Company recognized $29.8 million and $19.7 million of stock-based compensation expense for stock options, respectively.

As of September 30, 2026, the Company had $67.0 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 3.0 years. For the three months ended September 30, 2026 and 2025, the Company recognized $4.8 million and $2.7 million of stock-based compensation expense for restricted stock units, respectively. For the nine months ended September 30, 2026 and 2025, the Company recognized $13.9 million and $6.8 million of stock-based compensation expense for restricted stock units, respectively.

Stock-based compensation expense related to the ESPP for the three months ended September 30, 2026 and 2025 was $0.3 million and $0.1 million, respectively. Stock-based compensation expense related to the ESPP for the nine months ended September 30, 2026 and 2025 was $1.0 million and $0.4 million, respectively.

The fair value of stock options granted during the three and nine months ended September 30, 2026 and 2025 was estimated using the Black-Scholes option pricing model based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expected term (in years)	6.0 – 6.1	6.0 – 6.1	5.5 – 6.1	5.5 – 6.1
Expected volatility	79.6% – 80.9%	81.9% – 82.3%	78.1% – 87.6%	81.8% – 83.9%
Risk-free rate	4.3% – 5.1%	3.8% – 4.1%	3.7% – 5.1%	3.8% – 4.5%
Dividend yield	—	—	—	—

9. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company believes that there are no actions pending which would have a material adverse effect on its condensed consolidated financial statements.

Indemnification

As of September 30, 2026, the Company did not have any material indemnification claims that were probable and consequently no related liabilities have been recorded.

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

To support product needs for TRUTAKNA, the Company has entered into manufacturing agreements which require the Company to meet minimum purchase obligations within an 18-month and 16-month period, respectively. The total amount of minimum purchase obligations with these vendors as of September 30, 2026 was $88.1 million. As of September 30, 2026, the timing of minimum purchase obligations with these vendors was as follows (in thousands):

2026 (remaining)	$38,901
2027	49,236
Total minimum purchase obligations	$88,137

In October 2026, the Company cancelled certain scheduled research and development manufacturing activities which will result in an estimated loss of up to $14.6 million. The Company expects to recognize the amount of the loss as research and development expenses during the three months ending December 31, 2026.

10. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following outstanding potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Class A common stock options issued and outstanding	9,726,290	8,408,580	9,726,290	8,408,580
Unvested restricted stock units	2,245,765	1,511,420	2,245,765	1,511,420
Shares reserved for ESPP purchases	19,714	18,599	19,714	18,599
Total	11,991,769	9,938,599	11,991,769	9,938,599

11. RELATED PARTY TRANSACTIONS

A member of the Company’s board of directors also serves as chairman of the board of directors of IntegriChain. The Company entered into an agreement with IntegriChain to procure software and services for government pricing, contracting, policy development, and rebate operations related to commercialization and market access with expected fees and expenses of up to $0.4 million. The Company recorded related party expense of $0.1 million and $0.2 million to IntegriChain for these services in the three and nine months ended September 30, 2026, respectively. This amount is included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive loss. As of September 30, 2026, the Company recorded related party payable amounts of $0.3 million to IntegriChain, which were included in accounts payable and other current liabilities in the Company’s condensed consolidated balance sheet.

12. SEGMENT REPORTING

The Company has one reportable segment: Therapeutics. This segment is dedicated to developing and commercializing medical treatments for patients with serious immunological diseases. The Company’s lead product, TRUTAKNA, was granted accelerated approval by the FDA to reduce proteinuria in adults with primary IgAN at risk for disease progression in July 2026. TRUTAKNA is a native human TACI-Fc fusion protein that binds both the B-cell activating factor (BAFF) and A proliferation-inducing ligand (APRIL) cytokines and is self-administered subcutaneously at home. Atacicept is also being evaluated for the treatment of other autoimmune kidney diseases and the Company intends to seek marketing approval of atacicept for the treatment of IgAN in regions outside of the U.S. in the future. The Company also holds worldwide, exclusive development and commercial rights to MAU868, a monoclonal antibody to treat reactivated BK virus infections, and worldwide, exclusive development and commercial rights to VT-109, a novel, next generation dual BAFF/APRIL inhibitor that is in preclinical development.

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

The accounting policies used in the segment reporting are the same as those disclosed in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The Company’s Chief Operating Decision Maker (CODM) is the Chief Executive Officer. The CODM assesses performance for the single reportable segment and decides how to allocate resources based on net product revenue, cost of sales, total operating expenses, and net loss. The measure of segment assets is reported on the balance sheet as total assets.

The CODM uses net loss as the reportable segment’s primary measure of profit or loss to evaluate the segment’s financial position and to determine the need for additional financing or equity offerings.

The Company's reportable segment total operating expenses, including significant segment expenses, and net loss for the three and nine months ended September 30, 2026 and 2025, consisted of the following (in thousands):

	Therapeutics
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Product revenue, net	$10,277	$—	$10,277	$—
Operating expenses:
Cost of sales	3,296	—	3,296	—
Payroll and related	47,380	29,240	137,964	75,189
Direct research and development - clinical trials	14,047	10,466	58,377	35,096
Direct research and development - contract drug manufacturing	6,631	21,909	52,828	54,949
Commercial expenses	14,458	5,716	37,498	12,485
Depreciation and amortization	243	129	515	333
Other segment items*	19,924	16,472	53,123	43,215
Total operating expenses	105,979	83,932	343,601	221,267
Loss from operations	(95,702)	(83,932)	(333,324)	(221,267)
Other income (expense):
Interest income	4,336	5,736	16,039	18,962
Interest expense	(1,873)	(1,960)	(5,544)	(5,627)
Other segment items**	(472)	(137)	(1,387)	(586)
Segment and consolidated net loss	$(93,711)	$(80,293)	$(324,216)	$(208,518)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission on February 26, 2026 (the Annual Report).

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

Overview

We are a commercial-stage biotechnology company focused on the pursuit of truth in science to transform medicine in autoimmune disease, starting with the kidney. Our flagship commercial product is TRUTAKNA® (atacicept-vymj), an inhibitor of B-cell activating factor (BAFF) and A PRoliferation-Inducing Ligand (APRIL) to address the immunological drivers of immunoglobulin A nephropathy (IgAN). Beyond IgAN, we are evaluating additional diseases where the reduction of autoantibodies through inhibition of BAFF and APRIL may prove clinically meaningful.

On July 7, 2026, the U.S. Food and Drug Administration (FDA) granted accelerated approval to TRUTAKNA to reduce proteinuria in adults with primary IgAN at risk for disease progression. The accelerated approval is based on a prespecified interim analysis of the ongoing pivotal Phase 3 trial, ORIGIN 3, in which participants treated with TRUTAKNA achieved a 46% reduction in proteinuria from baseline, with a statistically significant and clinically meaningful 42% reduction compared to placebo (p < 0.0001) at 36 weeks. In this registrational program, TRUTAKNA was generally well-tolerated. The most common adverse events were infections and local administration reactions. The incidence of adverse events was generally balanced between the TRUTAKNA and placebo groups, with fewer serious adverse events reported in the TRUTAKNA group (n=1 [0.5%]) than in the placebo group (n=11 [5.0%]), no safety signals indicating immunosuppression and no deaths in either treatment group.

The ORIGIN 3 key secondary endpoint to support potential full approval is estimated glomerular filtration rate (eGFR). On September 15, 2026, we announced that TRUTAKNA met all prespecified endpoints in the final efficacy analysis of the ORIGIN 3 trial in adults with primary IgAN at risk for disease progression. Topline results from the final analysis of 428 participants are presented below.

	TRUTAKNA	Placebo	Treatment effect	p-value
Mean eGFR change from baseline at 52 weeks, mL/min/1.73m2	-0.1 (95% CI -1.4, 1.2)	-5.7 (95% CI -7.0, -4.4)	5.6 (95% CI 3.7, 7.5)	<0.0001
Annualized eGFR slope through 104 weeks, mL/min/1.73m2/year	-0.6 (95% CI -1.6, 0.4)	-5.6 (95% CI -6.6, -4.6)	5.0 (95% CI 3.6, 6.5)	<0.0001
Composite kidney disease progression event through 104 weeks, n	11	38	Hazard ratio 0.24 (95% CI 0.12, 0.48) 76% risk reduction	<0.0001
Dialysis ≥ 30 days, transplant, or death through 104 weeks, n*	0	7

*Does not include one placebo participant who received transient dialysis for acute kidney injury. Updated from the disclosure on September 15, 2026.

These eGFR results align with the KDIGO treatment goal to reduce the rate of kidney function decline to the physiologic rate (< 1 mL/min/1.73m2/year). TRUTAKNA also achieved statistically significant reductions in the hierarchically tested endpoints of proteinuria, Gd-IgA1 and hematuria. TRUTAKNA was well tolerated with a favorable safety profile generally comparable to placebo, consistent with previous results from the ORIGIN clinical program. Overall rates of adverse events and infections or infestations were similar between the TRUTAKNA and placebo groups and there were no opportunistic infections or clinically relevant hypogammaglobulinemia. On November 3, 2026, we submitted a supplemental Biologics License Application to the FDA requesting potential full FDA approval in mid-2027. TRUTAKNA has shown positive commercial launch momentum with approximately 700 patient start forms generated as of November 5, 2026.

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

We have committed to providing long-term access to atacicept for ORIGIN participants through ORIGIN EXTEND, a long-term Phase 2 extension study that offers atacicept to participants who completed the ORIGIN 2 or ORIGIN 3 trial until atacicept becomes commercially available in their country or region.

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

We also hold worldwide, exclusive development and commercial rights to MAU868, a potentially first-in-class monoclonal antibody to treat reactivated BK virus infections, for which we completed a Phase 2 clinical trial in 2022, as well as worldwide, exclusive development and commercial rights to VT-109, a novel, next-generation BAFF and APRIL inhibitor that is in preclinical development. We believe that our current pipeline programs leverage the deep expertise of our team and have strong potential commercial synergies.

We currently have only one product approved for commercial sale and have recorded limited revenue from product sales during 2026. Our ability to generate revenue sufficient to achieve profitability, if ever, will depend on the successful commercialization of our lead product and development of our product candidates, which we expect will take a number of years. We also do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of our lead product and product candidates. We believe that this strategy allows us to maintain a more efficient infrastructure by eliminating the need for us to invest in our own manufacturing facilities, equipment, and personnel while also enabling us to focus our expertise and resources on the successful commercialization of our lead product and development of our product candidates.

To date, we have funded our operations primarily through proceeds from the sale of shares of our common stock, redeemable convertible preferred stock, debt financing and convertible promissory notes. As of September 30, 2026, we had $384.0 million in cash, cash equivalents and marketable securities, compared to $714.6 million as of December 31, 2025.

We have incurred significant operating losses since the commencement of our operations. Our net losses were $93.7 million and $80.3 million for the three months ended September 30, 2026 and 2025, respectively, and we expect to incur significant and increasing losses for the foreseeable future as we continue to commercialize our lead product and continue to advance our product candidates toward commercialization. Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our research and development activities. As of September 30, 2026, we had an accumulated deficit of $1.1 billion, compared to $760.9 million as of December 31, 2025. Our primary use of cash is to fund operating expenses, which consist of research and development and selling, general and administrative expenditures. Cash used to fund operating expenses depends on the timing of when we pay these expenses, as reflected in the changes in our working capital balances.

We expect to continue to incur net operating losses in the near term, and we expect our research and development expenses, selling, general and administrative expenses, and capital expenditures will continue to increase. We expect our expenses and capital requirements will increase significantly in connection with our ongoing activities as we:

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

We also expect the cost of our administrative function to increase as we support anticipated growth of our business. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

Although we did not see a significant financial impact to our business operations as a result of recent geopolitical and macroeconomic developments during the three months ended September 30, 2026, there may be potential impacts to our business in the future that are highly uncertain and difficult to predict such as disruptions or restrictions in our supply chain, disruption or restrictions on our employees’ ability to travel, disruptions to or delays in ongoing non-clinical trials, clinical trials, third-party manufacturing supply and other operations, interruptions or delays in the operations of the FDA or other regulatory authorities, and continued elevated inflation and interest rates which may increase the cost of conducting business activities or cause changes in availability and cost of credit and impact our ability to raise capital and conduct business development activities. The ultimate impact of these geopolitical and macroeconomic developments, as well as any lasting effects on our business, is highly uncertain and subject to continued change, and we recognize that macroeconomic and geopolitical factors may continue to present unique challenges for us.

We believe that our existing cash, cash equivalents and marketable securities held as of September 30, 2026, will be sufficient to fund our planned operations and capital expenditure requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. However, should adverse geopolitical or macroeconomic events, such as those discussed above, any recession or depression associated with those events or other events described herein, continue for a prolonged period, our results of operations, financial condition, liquidity and cash flows could be materially impacted as a result of a lower likelihood of successfully commercializing our lead product and effectively developing our product candidates.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2026	2025	Change	2026	2025	Change
Revenue:
Product revenue, net	$10,277	$—	$10,277	$10,277	$—	$10,277
Operating expenses:
Cost of sales	3,296	—	3,296	3,296	—	3,296
Research and development	41,253	56,473	(15,220)	187,344	155,946	31,398
Selling, general and administrative	61,430	27,459	33,971	152,961	65,321	87,640
Total operating expenses	105,979	83,932	22,047	343,601	221,267	122,334
Loss from operations	(95,702)	(83,932)	(11,770)	(333,324)	(221,267)	(112,057)
Other income (expense):
Interest income	4,336	5,736	(1,400)	16,039	18,962	(2,923)
Interest expense	(1,873)	(1,960)	87	(5,544)	(5,627)	83
Other (expense) income, net	(472)	(137)	(335)	(1,387)	(586)	(801)
Total other income	1,991	3,639	(1,648)	9,108	12,749	(3,641)
Net loss	$(93,711)	$(80,293)	$(13,418)	$(324,216)	$(208,518)	$(115,698)

Product Revenue, Net

To date, we have generated limited revenue from product sales. TRUTAKNA, our first approved product, received accelerated approval from the FDA in July 2026 to reduce proteinuria in adults with primary IgAN who are at risk for disease progression. We began selling TRUTAKNA in the United States in July 2026 through specialty pharmacy and specialty distributor customers.

Our net revenue from product sales depends on our prescription mix of commercial payors and governmental programs. Our revenue from product sales is recognized when the control of the product is transferred. In addition, we recognize our best estimate of the consideration that we expect to receive when control of the inventory is transferred to our customers, including reserves and accruals for discounts, distribution fees, product returns, chargebacks, rebates, co-pay assistance and other incentives. Such estimates may be complex and are reviewed and updated quarterly as additional information becomes known.

For the three and nine months ended September 30, 2026, we recorded net product revenue of $10.3 million from sales of TRUTAKNA.

Cost of Sales

Cost of sales includes raw material inputs, direct and indirect costs associated with the manufacturing and distribution of TRUTAKNA, amortization of capitalized intellectual property intangible assets and royalties payable on net sales of TRUTAKNA. Costs associated with the manufacture of TRUTAKNA prior to July 7, 2026, when we received accelerated approval from the FDA, were recorded as research and development expense. Recorded cost of sales will not represent the complete historical cost of inventory sold until we deplete stocks of inventory for which manufacturing or purchases of materials occurred prior to this date.

For the three and nine months ended September 30, 2026, we recorded cost of sales of $3.3 million related to sales of TRUTAKNA in the United States, compared to zero for the three and nine months ended September 30, 2025.

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

The following table summarizes our research and development expenses incurred during the respective periods:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2026	2025	Change	2026	2025	Change
Direct research and development expenses
Contract drug manufacturing	$6,631	$21,909	$(15,278)	$52,828	$54,949	$(2,121)
Clinical trial expenses	14,047	10,466	3,581	43,277	34,346	8,931
Consulting and professional services	4,709	6,911	(2,202)	14,598	19,683	(5,085)
License and milestone obligations	—	—	—	15,100	750	14,350
Indirect research and development expenses
Employee compensation and related benefits	14,339	15,852	(1,513)	56,657	42,414	14,243
Facilities and other	1,527	1,335	192	4,884	3,804	1,080
Research and development expenses	$41,253	$56,473	$(15,220)	$187,344	$155,946	$31,398

Research and development expenses decreased by $15.2 million, or 27%, to $41.3 million in the three months ended September 30, 2026, from $56.5 million in the three months ended September 30, 2025, due to:

•
a $15.3 million decrease in contract drug manufacturing costs following FDA approval in July 2026 as we began capitalizing manufacturing costs as inventory during the current period;
•
a $2.2 million decrease in consulting and professional services, primarily related to higher regulatory-related consulting and professional services leading up to BLA submission for TRUTAKNA in November 2025; and,
•
a $1.5 million decrease in employee compensation and related benefit expenses, related to certain regulatory, medical affairs and pharmacovigilance personnel activities and responsibilities to support our approved commercial product recorded as selling, general and administrative expenses and the allocation of certain indirect manufacturing labor costs associated with commercial product activities to cost of sales;
•
partially offset by a $3.6 million increase in clinical trials expenses primarily due to increased enrollment activities for the PIONEER and ORIGIN EXTEND trials.

Research and development expenses increased by $31.4 million, or 20%, to $187.3 million in the nine months ended September 30, 2026, from $155.9 million in the nine months ended September 30, 2025, due to:

•
a net $14.4 million increase in license and milestone obligations related to current period recognition of a $15.0 million milestone payment due upon FDA acceptance of the BLA for TRUTAKNA in January 2026;
•
a $14.2 million increase in employee compensation and related benefit expenses, including a $5.8 million increase in stock-based compensation expense, as a result of growth in research and development employee headcount; and,
•
a $8.9 million increase in clinical trial expenses mainly due to increased enrollment activities for the PIONEER and ORIGIN EXTEND trials;
•
partially offset by a $5.1 million decrease in consulting and professional services, primarily related to higher regulatory-related consulting and professional services leading up to BLA submission for TRUTAKNA in November 2025; and,
•
a $2.1 million decrease in contract drug manufacturing costs following FDA approval in July 2026 as the company began capitalizing inventory for commercial product.

Prior to receiving accelerated approval from the FDA for TRUTAKNA on July 7, 2026, we recorded all manufacturing costs as research and development expenses as incurred, including costs for materials and work in process that we intend to use for commercial supply. From July 7, 2026 and onward, manufacturing costs incurred for commercial inventory are capitalized as inventory and later recorded to expense as cost of sales in the periods in which sales of the related inventory are recognized.

We expect our research and development expenses to increase in future periods as we seek full regulatory approval of atacicept in IgAN in the U.S. and regulatory approval in other non-U.S. markets, conduct additional clinical trials of atacicept, and if we expand development of atacicept in other indications or product configurations, or advance other product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and personnel-related expenses, including stock-based compensation, for our personnel in executive management, legal, finance, human resources, corporate communications, sales and marketing and other administrative functions. Selling, general and administrative expenses also include professional fees paid for accounting, auditing, legal, tax and consulting services, and other general overhead costs to support our operations. Selling, general and administrative expenses are recorded as expense in the period in which they are incurred, and payments we make prior to the receipt of goods or services to be used for selling, general and administrative purposes are deferred as prepaid expenses until the goods or services are received and used.

The following table summarizes our selling, general and administrative expenses incurred during the respective periods:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2026	2025	Change	2026	2025	Change
Employee compensation and related benefits	$33,041	$13,388	$19,653	$81,307	$32,775	$48,532
Marketing, sales and medical affairs related to commercial product	15,865	5,705	10,160	39,789	10,785	29,004
Legal, accounting and audit fees	2,371	2,621	(250)	6,380	6,275	105
Software	2,396	700	1,696	5,161	1,539	3,622
Consultants, including non-employee director compensation	1,873	1,368	505	4,466	4,022	444
Other	5,884	3,677	2,207	15,858	9,925	5,933
Selling, general and administrative expenses	$61,430	$27,459	$33,971	$152,961	$65,321	$87,640

Selling, general and administrative expenses increased by $34.0 million, or 124%, to $61.4 million in the three months ended September 30, 2026, from $27.5 million in the three months ended September 30, 2025, primarily due to:

•
a $19.7 million increase in employee compensation and related benefits expenses, including stock-based compensation, as a result of increased selling, general and administrative employee headcount including sales personnel, along with the inclusion of certain regulatory, medical affairs, and pharmacovigilance personnel activities and responsibilities to support the commercial launch of TRUTAKNA as selling, general and administrative expenses;
•
a $10.2 million increase in expenses related to marketing, market research, market access, medical information, and health economics activities supporting the commercial launch of TRUTAKNA;
•
a $1.7 million increase in software expenses primarily supporting commercial operations; and,
•
a $2.2 million increase in other selling, general and administrative expenses that was primarily driven by an increase of $1.7 million in business travel expenses following commercial approval of TRUTAKNA.

Selling, general and administrative expenses increased by $87.6 million, or 134%, to $153.0 million in the nine months ended September 30, 2026, from $65.3 million in the nine months ended September 30, 2025, primarily due to:

•
a $48.5 million increase in employee compensation and related benefits expenses, including stock-based compensation, as a result of increased selling, general and administrative employee headcount including sales personnel, along with the shifting of some regulatory, medical affairs, and pharmacovigilance personnel activities and responsibilities to support the commercial launch of TRUTAKNA;
•
a $29.0 million increase in expenses related to marketing, market research, market access, medical information, and health economics activities supporting the commercial launch of TRUTAKNA;
•
a $3.6 million increase in software expenses primarily supporting commercial operations; and,

•
a $5.9 million increase in other selling, general and administrative expenses that was primarily driven by an increase of $3.2 million in business travel expenses and an increase of $2.0 million in corporate communications expenses supporting commercial launch of TRUTAKNA.

We expect our selling, general and administrative expenses to increase in future periods as we scale up commercial manufacturing capacity, continue to build out a sales, marketing, and distribution infrastructure to support TRUTAKNA and any other approved product candidates, and provide general and administrative support for our operations.

Other Income, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2026	2025	Change	2026	2025	Change
Other income (expense):
Interest income	$4,336	$5,736	$(1,400)	$16,039	$18,962	$(2,923)
Interest expense	(1,873)	(1,960)	87	(5,544)	(5,627)	83
Other (expense) income, net	(472)	(137)	(335)	(1,387)	(586)	(801)
Total other income, net	$1,991	$3,639	$(1,648)	$9,108	$12,749	$(3,641)

Other income, net, decreased by $1.6 million, or 45%, to $2.0 million for the three months ended September 30, 2026, from $3.6 million in the three months ended September 30, 2025, primarily due to a decrease of $1.4 million in interest income resulting from lower average balances of marketable securities held during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, and a decrease in sublease income of $0.5 million due to the expiration of a sublease to a third-party in September 2025, partially offset by a decrease of $0.1 million in amortization of deferred debt issuance costs for unfunded loan commitments relating to the refinancing of the Oxford credit facility in June 2025.

Other income, net, decreased by $3.6 million, or 29%, to $9.1 million for the nine months ended September 30, 2026, from $12.7 million in the nine months ended September 30, 2025, primarily due to a decrease of $2.9 million in interest income resulting from lower average balances of marketable securities held during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025 and a decrease in sublease income of $1.4 million due to the expiration of a sublease to a third-party in September 2025, partially offset by a $0.3 million change in realized and unrealized gains and losses, an increase of $0.2 million in currency exchange gains and losses and an increase of $0.1 million in amortization of deferred debt issuance costs for unfunded loan commitments relating to the refinancing of the Oxford credit facility in June 2025.

Liquidity and Capital Resources

To date, we have funded our operations primarily through proceeds from the sale of shares of our common stock, redeemable convertible preferred stock, debt financing and convertible notes. From our inception through September 30, 2026, we have raised aggregate net cash proceeds of approximately $1.3 billion from the issuance and sale of redeemable convertible preferred stock, convertible notes and common stock, and proceeds from our Loan Agreements with Oxford. Since the date of our incorporation, we have not generated any revenue from product sales and have incurred substantial operating losses and negative cash flows from operations.

In June 2025, we entered into an agreement to refinance our existing debt by replacing the existing $50.0 million in notes payable with $75.0 million in new notes payable. We received aggregate net proceeds of approximately $23.3 million, after deducting debt issuance costs. This agreement provides for term loans in an aggregate maximum principal amount of $500.0 million, of which we drew an additional $75.0 million in October 2026.

In December 2025, we completed a follow-on public offering and issued 7,058,824 shares of common stock for net proceeds of approximately $281.3 million, after deducting underwriting fees and offering-related expenses.

In August 2025, we entered into a Sales Agreement (the Sales Agreement) with TD Securities (USA) LLC (TD Cowen). Under the Sales Agreement, we may offer and sell, from time to time, through TD Cowen as our sales agent and/or principal, shares of our common stock, having an aggregate offering amount of up to $200 million (the Shares). We are not obligated to sell Shares under the Sales Agreement. We will pay TD Cowen a commission of up to 3.0% of the gross sales proceeds of any Shares sold through TD Cowen under the Sales Agreement. As of September 30, 2026, there have been no sales under the Sales Agreement.

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

As of September 30, 2026, we had cash, cash equivalents and marketable securities of $384.0 million, as compared to $714.6 million as of December 31, 2025. We believe, based on our current operating plan, that our cash, cash equivalents and marketable securities as of September 30, 2026, together with amounts available for draw pursuant to our Loan Agreement, will be sufficient to fund our planned operations and capital expenditure requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025
Net cash used in operating activities	$(305,929)	$(171,110)
Net cash provided by (used in) investing activities	(3,046)	113,622
Net cash provided by financing activities	9,572	22,615
Net decrease in cash and cash equivalents	$(299,403)	$(34,873)

Operating Activities

In the nine months ended September 30, 2026, we used $305.9 million of cash in operating activities, attributable to a net loss of $324.2 million and an increase in our net operating assets and liabilities of $41.9 million, partially offset by $15.0 million in license fees attributable to investing activities and adjustments for non-cash charges of $45.2 million. Non-cash charges primarily consisted of $44.8 million of stock-based compensation and $1.9 million net in accretion and amortization of loan exit fees and costs, partially offset by non-cash interest income of $3.0 million related to amortization of discount on purchases of marketable securities. The change in our net operating assets and liabilities was primarily due to an increase of $24.4 million in prepaid expense and other current assets, an increase of $12.0 million in net accounts receivable, an increase of $7.1 million in inventory and a decrease of $1.7 million in accounts payable, partially offset by an increase of $3.6 million in accrued and other current liabilities.

In the nine months ended September 30, 2025, we used $171.1 million of cash in operating activities, attributable to a net loss of $208.5 million, offset by adjustments for non-cash charges of $24.0 million, $0.8 million in license fees attributable to investing activities, and a decrease in our net operating assets and liabilities of $12.6 million. Non-cash charges primarily consisted of $27.0 million of stock-based compensation, non-cash interest income of $5.9 million related to amortization of discount on purchases of marketable securities and a $1.3 million reduction in the carrying amount of operating lease right-of-use assets. The change in our net operating assets and liabilities was primarily due to an increase of $7.2 million in accrued and other current liabilities, an increase of $10.3 million in accounts payable, an increase of $3.6 million in prepaid expense and other current assets, and a decrease of $1.4 million in operating lease liabilities.

The increase in cash used in operating activities from the nine months ended September 30, 2025 to the nine months ended September 30, 2026 was primarily attributable to increased research and development and selling, general and administrative expenses.

Investing Activities

In the nine months ended September 30, 2026, our investing activities used $3.0 million of cash, primarily resulting from $357.1 million used for purchases of marketable securities and $35.0 million paid in license fees, partially offset by $389.8 million provided by maturities of marketable securities.

In the nine months ended September 30, 2025, our investing activities provided $113.6 million of cash, primarily resulting from $400.9 million provided by maturities of marketable securities, offset by $285.9 million used for purchases of marketable securities.

Financing Activities

In the nine months ended September 30, 2026, our financing activities provided $9.6 million of cash, resulting from proceeds from exercise of stock options and issuance of shares under our employee stock purchase plan.

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

Material Cash Requirements

During the nine months ended September 30, 2026, there were no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

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

2025 Loan Agreement

In June 2025, we entered into a Loan and Security Agreement (the 2025 Loan Agreement) with a loan syndicate involving Oxford Finance, OFCF II, OFCF III, and Oxford Finance Credit Fund IV LP (OFCF IV) (collectively, Oxford). The 2025 Loan Agreement provides for term loans (collectively, the 2025 Loan) in an aggregate maximum principal amount of $500.0 million, of which $75.0 million was funded in June 2025 and an additional $75.0 million was funded in October 2026.

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

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at the date of the financial statements, as well as expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in the Annual Report and the notes to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2026, there were no material changes to our critical accounting policies and estimates from those discussed in the Annual Report, except as discussed in the notes to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q with respect to accounting policies adopted upon commercialization of TRUTAKNA.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of December 31, 2025 and September 30, 2026, we had cash, cash equivalents, and marketable securities of $714.6 million and $384.0 million, respectively, consisting primarily of money market funds, U.S. government bonds, and corporate debt securities.

Our primary exposure to market risk is interest rate sensitivity in our fixed income portfolio, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investment portfolio, an immediate 100 basis point change in interest rates as of December 31, 2025 and September 30, 2026 would not have a material effect on the fair market value of our cash, cash equivalents, and marketable securities. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

We are also exposed to interest rate risk in connection to our borrowings under our 2025 Loan Agreement with Oxford. As of September 30, 2026, we had $75.0 million of outstanding borrowings under the 2025 Loan Agreement. Pursuant to the 2025 Loan Agreement, outstanding indebtedness under the term loan bears interest at a per annum rate equal to the sum of (a) the greater of (i) the 1-Month CME Term SOFR (Term SOFR) and (ii) 3.75%, plus (b) 4.95%. We currently do not engage in any interest rate hedging activity, and we have no intention to do so in the foreseeable future. Based on the current interest rate of the term loan and the scheduled payments thereunder, we do not believe a 1.0% increase in the Term SOFR would have a material impact on our financial condition or results of operations. For more information regarding the 2025 Loan Agreement, see Note 6, Notes Payable, to our unaudited condensed consolidated financial statements.

Financial institution risk

Substantially all of our cash is held with a single financial institution. Due to its size, this financial institution represents a minimal credit risk. Cash amounts held at financial institutions are insured by the Federal Deposit Insurance Corporation up to $250,000 per depositor, per financial institution.

Foreign currency exchange risk

We are also exposed to market risk related to changes in foreign currency exchange rates, including recent changes resulting from monetary policies set by the U.S. and international central banks, inflationary pressures, and geopolitical developments, or instability or volatility in the global markets. From time to time, we contract with vendors that are located in Asia and Europe and whose balances due are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of September 30, 2026 and December 31,

2025, we held limited funds and future obligations denominated in foreign currencies. As such, a 10.0% increase or decrease in current exchange rates would not have a material effect on our financial results.

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

Based upon such evaluation, our CEO and CFO concluded that, as of September 30, 2026, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our CEO and CFO, has evaluated any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2026, to identify any change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended September 30, 2026, in connection with the commercial launch of TRUTAKNA in July 2026, we implemented new processes related to revenue recognition, accounts receivable, inventory, and cost of goods sold. Except for these changes, there were no other changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the risks described below could harm our business, financial condition, results of operations, growth prospects, and/or stock price or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. You should consider all of the risk factors described when evaluating our business.

Risks related to our financial position and need for additional capital

We have completed a limited number of clinical trials for our lead product, TRUTAKNA, and have only recently received accelerated approval for commercial sale in the United States, which may make it difficult to evaluate our current business and predict our future success and viability.

We are a commercial-stage biotechnology company and, until July 7, 2026, we had no products approved for commercial sale. We have recorded limited revenue from product sales during 2026 and have incurred losses since inception. To date, we have devoted substantially all of our resources to our research and development efforts, pre-clinical studies and clinical trials, preparing for commercialization, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these operations. We have not yet demonstrated over an extended period of time our ability to successfully conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult to accurately predict our future success or viability than it would be if we had a longer operating history.

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

As of September 30, 2026, we had $384.0 million in cash, cash equivalents and marketable securities. We expect that our existing cash, cash equivalents, marketable securities and credit facility will be sufficient to fund our planned operations and capital expenditure requirements beyond the next 12 months from the date of this Quarterly Report on Form 10-Q. Our estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic nature of our business and the macroeconomic and geopolitical environment generally. We anticipate that our expenses will increase substantially if, and as, we:

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

We have incurred net losses since inception and have recorded limited revenue from product sales during 2026. We expect to continue to incur net losses at least until we have one or more approved products that achieve commercial success.

We have incurred net losses in each reporting period since the commencement of our operations and have recorded limited revenue from product sales during 2026. We had net losses of $93.7 million and $80.3 million for the three months ended September 30, 2026 and 2025, respectively. We had an accumulated deficit of $1.1 billion as of September 30, 2026. Our losses have resulted principally from expenses incurred in research and development and from selling, general and administrative costs and other expenses that we have incurred while building our business infrastructure. Our product candidates are in clinical and pre-clinical development. Even though TRUTAKNA received accelerated approval from the FDA to reduce proteinuria in adults with primary IgAN at risk for disease progression in July 2026, we expect that it will be years, if ever, before revenue from product sales will result in net income. In addition, we expect that we will continue to incur substantial research and development and other expenses as we continue the clinical development programs for our lead product and product candidates in other indications.

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

In June 2025, we entered into a Loan and Security Agreement (2025 Loan Agreement) with a loan syndicate involving Oxford Finance LLC, Oxford Finance Credit Fund II LP, Oxford Finance Credit Fund III LP, and Oxford Finance Credit Fund IV LP (collectively, Oxford) providing for borrowing capacity of up to $500.0 million. As of October 31, 2026, our outstanding debt balance under the 2025 Loan Agreement was $150.0 million. Our overall leverage and certain obligations and affirmative and negative covenants contained in the related documentation could adversely affect our financial health and business and future operations by limiting our ability to, among other things, satisfy our obligations under the 2025 Loan Agreement, refinance our debt on terms acceptable to us or at all, plan for and adjust to changing business, industry and market conditions, use our available cash flow to fund future acquisitions and make dividend payments, and obtain additional financing for working capital, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity.

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

In July 2026, TRUTAKNA was granted accelerated approval by the FDA to reduce proteinuria in adults with primary IgAN at risk for disease progression. The success of our business will depend, in part, on the successful commercialization of TRUTAKNA. The commercial success of TRUTAKNA will depend on a number of factors, including the following:

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

Factors that may affect our ability to successfully commercialize TRUTAKNA include recruiting and retaining adequate numbers of effective sales and marketing personnel, obtaining access to or educating adequate numbers of physicians on its benefits and other unforeseen costs associated with creating an independent sales and marketing organization. Developing a sales and marketing organization has been and will continue to be expensive and time-consuming and we may not be able to maintain an effective sales and marketing organization. If we are unable to build our own distribution and marketing capabilities or to find suitable partners for the successful commercialization of TRUTAKNA, we may not generate revenue sufficient to achieve or sustain profitability.

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

Sales of medical products also depend on the willingness of physicians to prescribe the treatment, which is likely to be based on a determination by these physicians that the products are safe, therapeutically effective and accessible to patients. In addition, the inclusion or exclusion of products from treatment guidelines established by various physician groups and the viewpoints of influential physicians can affect the willingness of other physicians to prescribe the treatment. We cannot predict whether physicians, physicians’ organizations, hospitals, other healthcare professionals, government agencies, regulatory authorities or private insurers will determine that TRUTAKNA is safe, therapeutically effective and cost effective as compared with competing treatments. If our lead product does not achieve an adequate level of acceptance by such parties, we may not generate sufficient revenue in order to achieve or sustain profitability.

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

Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in nonclinical studies and clinical trials nonetheless failed to obtain FDA or comparable foreign regulatory authority approval. We cannot guarantee that the FDA or foreign regulatory authorities will interpret trial results as we do, and more trials could be required before we are able to submit an application seeking approval of our product candidates. For example, data from our ORIGIN 3 trial underwent additional analysis after TRUTAKNA received accelerated approval from the FDA in July 2026.

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

The European Union (EU) regulates medical devices and medicinal products separately, through different legislative instruments, and the applicable requirements will vary depending on the type of drug-device combination product. For instance, drug-delivery products intended to administer a medicinal product where the medicinal product and the device form a single integral product intended exclusively for use in the given combination and which is not reusable are regulated as medicinal products in the EU. In such a case, the marketing authorization application must include – where available – the results of the assessment of the conformity of the device part with the EU Medical Devices Regulation contained in the manufacturer’s EU declaration of conformity of the device or the relevant certificate issued by a notified body. If the marketing authorization application does not include the results of the conformity assessment and where for the conformity assessment of the device, if used separately, the involvement of a notified body is required, the European Medicines Agency or the EU member state competent authority must require the applicant to provide a notified body opinion on the conformity of the device. By contrast, in case of drug-delivery products intended to administer a medicinal product where the device and the medicinal product do not form a single integral product (but are e.g. co-packaged), the medicinal product is regulated in accordance with the rules for medicinal products described above while the device part is regulated as a medical device and will have to comply with all the requirements set forth by the EU Medical Devices Regulation.

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

Further, others, including regulatory authorities, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of our particular program, the approvability or commercialization of our particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically an extensive volume of information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

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

The biotechnology industry is intensely competitive and subject to rapid and significant technological change. Our competitors include multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. The current standard-of-care for IgAN consists of treatment with off-label use of renin-angiotensin-aldosterone system inhibitors, including ACE inhibitors and ARBs, to control blood pressure, or steroids with or without other immunosuppressive agents to non-specifically reduce inflammation. SGLT2 inhibitors, including AstraZeneca’s FARXIGA®, which is approved for chronic kidney disease, is becoming the standard-of-care in some geographies including the United States. Among emerging therapies, we consider our most direct competitors with respect to TRUTAKNA to be approved products: the reformulated steroid (TARPEYO®) from Asahi Kasei Corp., the anti-APRIL monoclonal antibody (VOYXACT®) from Otsuka Pharmaceutical, both the complement inhibitor (FABHALTA®) and selective ETA receptor antagonist (VANRAFIA®) from Novartis, the endothelin and angiotensin II receptor antagonist (FILSPARI®) from Travere Therapeutics, Inc., and the complement inhibitor (ULTOMIRIS®) from AstraZeneca; and programs in Phase 3 clinical development: Roche/Ionis, Vertex, Biogen, Takeda, Novartis, and Biohaven.

There are no FDA-approved therapies for pMN. Companies with pMN trials in Phases 2 or 3 include Vertex, Roche, BeOne Medicines, Biogen, Climb Bio, Walden Biosciences, AstraZeneca, Amgen, Otsuka Pharmaceutical, and Cerium Pharmaceuticals, among others. Following positive Phase 3 MAJESTY results, Roche’s supplemental application for GAZYVA® (obinutuzumab) in pMN received FDA Priority Review in July 2026, with a decision expected by November 2026. In April 2026, Travere’s FILSPARI® received full FDA approval to reduce proteinuria in adult and pediatric patients aged 8 years and older with FSGS without nephrotic syndrome, becoming the first FDA-approved therapy for FSGS. Companies with Phase 2 or Phase 3 development programs in FSGS include Sanofi, Walden Biosciences, Boehringer Ingelheim, Novartis, Dimerix, Akebia Therapeutics, Apellis Pharmaceuticals, Otsuka Pharmaceutical, Everest Medicines, and Bio-Thera Solutions, among others. Vertex is also conducting Phase 2/3 development of inaxaplin in APOL1-mediated kidney disease, a population that includes patients with FSGS.

The treatment landscape for MCD also overlaps with childhood-onset idiopathic nephrotic syndrome. In September 2026, GAZYVA received approval to reduce the risk of relapse in adult and pediatric patients aged 2 years and older with frequently relapsing or steroid-dependent childhood-onset idiopathic nephrotic syndrome who are in complete remission. This approval is specific to that population and does not constitute a general indication for all patients with MCD. Companies with Phase 2 or Phase 3 development programs that address MCD include Sanofi, Travere Therapeutics, Walden Biosciences, Otsuka Pharmaceutical, Everest Medicines, and Bio-Thera Solutions.

In the kidney transplant and hematopoietic stem cell transplant settings, there are currently no FDA-approved therapies specifically targeting BK virus (BKV). In kidney transplant recipients, management primarily relies on individualized reduction of immunosuppression, with intravenous immune globulin potentially considered as adjunctive treatment in selected patients, although supporting evidence remains limited. Current international consensus guidelines do not recommend cidofovir or leflunomide for BKV infection or nephropathy in kidney transplant recipients. In hematopoietic stem cell transplant recipients with BKV-associated hemorrhagic cystitis, management is primarily supportive; any reduction in immunosuppression must be balanced against the risk of graft-versus-host disease, and off-label antiviral treatment has limited supporting evidence. Industry-sponsored development programs remain limited. We consider our most direct competitor to be Ipsen’s potravitug, a BKV-neutralizing monoclonal antibody acquired through Ipsen’s acquisition of Memo Therapeutics AG, completed in July 2026. Following the Phase 2 SAFE KIDNEY II study in kidney transplant recipients, Ipsen is advancing potravitug into pivotal Phase 2/3 development.

The current landscape of B cell modulators primarily includes monoclonal antibodies and Fc-fusion proteins containing TACI or TACI variants, including TRUTAKNA. VT-109 is a novel dual BAFF/APRIL inhibitor engineered as a BCMA-based Fc-fusion protein which, if successfully developed, approved, and commercialized, may compete with existing approaches to treating B cell-mediated autoimmune diseases, many of which are described in the preceding paragraphs on IgAN. We consider the most advanced direct competitor to VT-109 to be Aurinia Pharmaceuticals Inc.’s aritinercept (AUR200), a BCMA-based Fc-fusion protein currently being evaluated in a Phase 1/2 clinical trial in generalized myasthenia gravis.

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

As is the case with pharmaceuticals generally, it is likely that there may be side effects and adverse events associated with the use of our product candidates. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. For example, Merck previously conducted APRIL-LN, a Phase 2/3 clinical trial aimed to evaluate the efficacy and safety of atacicept in patients with active lupus nephritis, receiving newly initiated mycophenolate mofetil (MMF) and corticosteroids (CS). Two weeks before the initiation of atacicept, significant decreases in immunoglobulin G levels began unexpectedly with initiation of MMF and high-dose CS, and persisted upon initiation of atacicept, which led to trial termination. Such drug-related side effects could affect participant recruitment or the ability of enrolled participants to complete the trial or result in potential product liability claims. Any of these occurrences may significantly harm our business, financial condition, results of operations and prospects.

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

We received orphan medicinal product designation for atacicept in the EU in November 2024. In the EU, a medicinal product may receive orphan designation under Article 3 of Regulation (EC) 141/2000 if its sponsor can establish that (i) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition and (ii) either (1) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (2) the product, without the benefits derived from orphan status, would be unlikely to generate sufficient returns in the EU to justify the necessary investment in its development. Moreover, in order to obtain orphan designation in the EU it is necessary to demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU or, if such a method exists, the product will be of significant benefit to those affected by the condition. The application for orphan designation must be submitted before the application for marketing authorization. Orphan medicinal product designation entitles an applicant to financial incentives such as fee reductions or fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. Moreover, upon grant of a marketing authorization and assuming the requirements for orphan designation are also met at the time the marketing authorization is granted, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication, which means that the EMA cannot accept another marketing authorization application or accept an application to extend for a similar product and the European Commission cannot grant a marketing authorization for the same indication for a period of ten years. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed pediatric investigation plan. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan medicinal product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. This market exclusivity period may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan drug designation, for example because the product is sufficiently profitable not to justify continued market exclusivity. In addition, a marketing authorization may be granted to a similar medicinal product with the same orphan indication during the ten year period of market exclusivity on an individual basis in very select cases, such as with consent from the marketing authorization holder, if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities of the authorized product or if the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior to the original orphan medicinal product. A company may voluntarily remove a product from the register of orphan products.

In December 2025, the European Parliament and the Council of the EU reached a political agreement on the Pharma Package (as defined below), which includes proposed changes to the EU orphan medicinal product framework that may modify the length of orphan market exclusivity and change the way in which market exclusivity is awarded to drugs with more than one approved orphan indication. The Council formally adopted its first-reading position on September 28, 2026. The Pharma Package remains subject to formal adoption by the European Parliament and, if adopted, could alter the exclusivity protections currently available for orphan designated products in the EU.

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

In July 2026, TRUTAKNA received accelerated approval to reduce proteinuria in adults with primary IgAN at risk of disease progression from the FDA and we may attempt to secure accelerated approval for other product candidates in the future. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. For example, endpoints assessing changes in 24-hour urine protein-to-creatinine ratio (UPCR) have been accepted by FDA as surrogate primary endpoints for clinical trials of drugs targeting patients with IgAN, while assessments of estimated glomerular filtration rate (eGFR) slope have been viewed by regulators as the more conventional endpoint assessing clinical benefit in IgAN patients. We received accelerated approval for TRUTAKNA based on the UPCR endpoint results observed in our ORIGIN 3 trial and are required as a condition of such approval to complete the trial to collect eGFR data to demonstrate improvement in kidney function.

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

In the EU, upon receiving a marketing authorization, innovative medicinal products are generally entitled to receive eight years of data exclusivity and an additional two years of market exclusivity. Data exclusivity, if granted, prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic or biosimilar application for eight years from the date of authorization of the innovative product, after which a generic or biosimilar marketing authorization application can be submitted, and the innovator’s data may be referenced. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until ten years have elapsed from the initial marketing authorization of the reference product in the EU. The overall ten-year period may, occasionally, be extended for a further year to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical/biological entity, and products may not qualify for data exclusivity. In the EU, there is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product. For such products, the results of appropriate preclinical or clinical trials must be provided in support of an application for marketing authorization. Guidelines from the EMA detail the type of quantity of supplementary data to be provided for different types of biological product. There are no such guidelines for complex biological products, such as gene or cell therapy medicinal products, and so it is unlikely that biosimilars of those products will currently be approved in the EU. However, guidance from the EMA states that they will be considered in the future in light of the scientific knowledge and regulatory experience gained at the time. In addition, the Pharma Package, if adopted, would introduce changes to the EU regulatory data and market protection framework and expand the “Bolar” exemption, potentially facilitating earlier market entry of biosimilar products following the expiry of applicable regulatory and intellectual property protections.

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

Outside the United States, pharmaceutical sales are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as those we are developing or may develop in the future. In many countries, particularly the countries of the EU, medical product prices are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after a product receives marketing approval. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical study that compares the cost-effectiveness of our product candidates or any future product candidates we may develop to other available therapies. The Health Technology Assessment (HTA) of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States. In December 2021, Regulation No. 2021/2282 on HTA, amending Directive 2011/24/EU, was adopted in the EU. This Regulation, which entered into force in January 2022 began to apply on January 12, 2025 through a phased implementation. This Regulation initially applies to new active substances for oncology and ATMPs. It will be expanded to orphan medicinal products in January 2028, and to all centrally authorized medicinal products as of 2030. Select high-risk medical devices also came into scope in 2026. It is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The Regulation will permit EU Member States to use common HTA tools, methodologies, and procedures across the EU to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected. In general, product prices under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for any product that we commercialize may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

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

Moreover, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. Most significantly, the Inflation Reduction Act of 2022 (IRA) was signed into law in August 2022. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap (with resulting prices for the initial ten drugs first effective in 2026), imposes rebates under Medicare Part B and Medicare Part D for certain prescription drugs where the drug’s price increases greater than the rate of inflation (starting in 2023), redesigns the Medicare Part D benefit (starting in 2025), and replaces the Part D coverage gap discount program with a new discounting program

(which began on January 1, 2025). CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and the subsequent 15 drugs, which will first be effective in 2027. Each year thereafter, more Part B and Part D products will become subject to the HHS Medicare drug price negotiation program, although the program is currently subject to legal challenges. HHS has issued and will continue to issue guidance and other regulatory actions implementing the IRA. While the impact of the IRA on us and the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

The One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of our lead product or any product candidate that we commercialize.

The Trump administration is pursuing a two-fold strategy to reduce drug costs in the U.S. While it is unclear whether and how the proposals will be implemented, the policies may have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for our lead product or any product candidate we commercialize. First, significant tariffs have been threatened to be imposed on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation (MFN) drug pricing policies, which generally seek to align prices for drugs in the U.S. with those in certain other economically comparable countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. Additionally, the Trump administration is pursuing other initiatives and regulatory actions to advance MFN drug pricing policies for certain prescription drugs. For example, on November 6, 2025, CMS announced the GENErating cost Reductions for U.S. Medicaid (GENEROUS) Model, a voluntary CMS Center for Medicare and Medicaid Innovation model under which manufacturers that opt to participate agree to provide supplemental rebates to participating states for covered outpatient drugs included in the model, with such rebate amounts determined through an international benchmark calculated based on prices available in certain reference countries. The GENEROUS Model took effect on January 1, 2026, and is currently voluntary for manufacturers and states. On December 23, 2025, CMS published proposed regulations to establish, under the Center for Medicare and Medicaid Innovation, two mandatory MFN models under Medicare Parts B and D, respectively: the Global Benchmark for Efficient Drug Pricing Model (GLOBE) Model for certain Part B drugs and the Guarding United States Medicare Against Rising Drug Costs (GUARD) Model for certain Part D drugs. Under these models as proposed, manufacturers may owe rebates for certain drugs under Medicare if the price of a drug included in an applicable model exceeds an international benchmark calculated based on prices available in certain reference countries. On September 30, 2026, CMS issued a GLOBE Model final rule; the GLOBE Model is currently scheduled to begin on January 1, 2027, although the GLOBE Model final rule is currently subject to legal challenge. To the extent the GLOBE Model, GUARD Model, or other MFN pricing rules or initiatives are finalized and implemented, they may affect the revenue for certain prescription drugs in the United States, if the drugs are also sold in applicable reference countries. Such regulatory proposals or executive actions could therefore negatively impact the U.S. pharmaceutical sector and our business. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan”, to codify and expand MFN drug pricing initiatives, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. Pharmaceutical pricing and marketing has long been the subject of considerable discussion in Congress and among policymakers, and it is possible that Congress could enact additional laws that negatively affect the pharmaceutical industry. If most favored nation pricing was ever to be codified by legislation, it could have a significant financial impact on our company.

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

On December 11, 2025, the Parliament and the Council of the EU reached a political agreement on a comprehensive overhaul of EU pharmaceutical legislation (the “Pharma Package”). The reform has been under negotiation since the European Commission submitted its proposal in April 2023. The Pharma Package, comprised of a new directive and regulation to replace existing legislation, aims to modernize the EU framework. The Council formally adopted its first-reading position on the EU Pharmaceutical Package on September 28, 2026. The legislation is still subject to formal approval by the European Parliament, following which it will be published in the Official Journal of the European Union and enter into force. The Pharma Package encompasses a broad range of measures, including changes to regulatory data and market protection periods, including an eight-year regulatory data protection period and a one-year market protection period, with opportunities for additional periods of market protection subject to specified conditions and a maximum combined regulatory protection period of eleven years; changes to the orphan medicinal product framework, including a reduction in the standard period of orphan market exclusivity from ten to nine years, an eleven-year period of orphan market exclusivity for certain “breakthrough” orphan medicinal products, and changes to the incentives available for additional orphan indications; and an expansion of the “Bolar” exemption to permit certain activities relating to generic and biosimilar medicines while relevant intellectual property rights remain in force, including submissions for procurement tenders. A decrease in market exclusivity opportunities for our product candidates in the EU, combined with the expanded Bolar exemption, could open them to generic or biosimilar competition earlier than under the current regime, potentially impacting reimbursement status and the commercial prospects of our product candidates.

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

Our personnel and service provider use and may in the future use generative AI and/or automated decision-making technologies to perform their work. The disclosure and use of personal data in AI technologies is subject to various privacy laws and other obligations. Governments have passed and are likely to pass additional laws and regulations regulating AI and/or automated decision-making technologies. Our use of this technology could result in, among other things, additional compliance costs, regulatory investigations and actions, and lawsuits. If we were unable to use AI and/or automated decision-making technologies, it could make our business less efficient and result in competitive disadvantages.

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

Current or future tariffs may result in increased product manufacturing costs and/or research and development expenses, including with respect to increased costs associated with active pharmaceutical ingredients, raw materials, laboratory equipment and research materials and components. In addition, such tariffs may increase our supply chain complexity and could also potentially disrupt our existing supply chain. For example, the U.S. Government has imposed tariffs on certain patented pharmaceuticals and associated pharmaceutical ingredients, which apply to our product, under Section 232 of the Trade Act of 1962. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, as we continue to commercialize our lead product and advance toward commercialization of our product candidates, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities, negatively impacting our growth prospects.

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

As of September 30, 2026, we had 362 full-time employees, including 156 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we continue to operate as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Although our lead product, TRUTAKNA, received accelerated approval from the FDA to reduce proteinuria in adults with primary IgAN at risk for disease progression, we plan to seek regulatory approval for our lead product, and product candidates we may develop, outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

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

As consideration for the license under the Ares Agreement, we paid Ares $25.0 million in 2020 upon delivery and initiation of the transfer of specified information and materials, $15.0 million in January 2026 upon achievement of the BLA filing, and $20.0 million in August 2026 upon accelerated approval of TRUTAKNA by the FDA in July 2026. We are required to pay Ares additional aggregate milestone payments, including $10.0 million due upon the first filing of an approval application in the EU, and up to $131.5 million upon the achievement of regulatory filing and approval milestones for other geographic regions and indications, and aggregate milestone payments of up to $515.0 million upon the achievement of specified worldwide aggregate net sales milestones, beginning with $15.0 million if net sales reach $250.0 million and $50.0 million if net sales reach $500.0 million. Commencing on the first commercial sale of licensed products, we are obligated to pay tiered royalties of low double-digit to mid-teen percentages on annual net sales of the products covered by the license. In the event we sublicense our rights under the Ares Agreement, we are obligated to pay Ares a percentage ranging from the mid-single-digit to the low double-digits of specified sublicensing income received.

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

We intend to use registered or unregistered trademarks or trade names to brand and market ourselves and our products. Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. We could face adversarial activity, both within and outside the United States, involving trademark rights, including trademark infringement lawsuits, and proceedings, such as oppositions, reexaminations, and other third party submissions, before the USPTO and/or corresponding foreign trademark offices. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business, financial condition, results of operations and prospects may be significantly harmed. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could significantly harm our business, financial condition, results of operations and prospects.

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

The trading price of our common stock has been, and is likely to be, highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. For example, the closing price of our common stock from January 1, 2025 to October 29, 2026, has ranged from a low of $18.86 to a high of $55.67. The stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

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

As of September 30, 2026, there were 72,287,904 shares of common stock outstanding.

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

We and our third-party partners are also subject to a variety of evolving threats, including but not limited to errors or malfeasance by personnel, malware (including as a result of advanced persistent threat intrusions), malicious code (such as viruses and worms), software vulnerabilities, hacking, denial or degradation of service attacks, misconfigurations, credential stuffing, social-engineering attacks (including deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), ransomware attacks, supply-chain attacks, software “bugs”, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by AI, telecommunications and electrical failures, earthquakes, fires, floods and other similar threats. Any integration of AI in our or any third party’s operations, products and/or services poses additional cybersecurity risks and challenges that could lead to adverse consequences.

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

Future changes in financial accounting standards may cause adverse, unexpected revenue fluctuations and affect our reported financial position or results of operations. Financial accounting standards in the United States are constantly under review and new pronouncements and varying interpretations of pronouncements have occurred with frequency in the past and are expected to occur again in the future. As a result, we may be required to make changes in our accounting policies. Those changes could affect our financial condition and results of operations or the way in which such financial condition and results of operations are reported. We intend to invest resources to comply with evolving standards, and this investment may result in increased selling, general and administrative expenses and a diversion of management time and attention from business activities to compliance activities.

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

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased selling, general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business, financial condition, results of operations and prospects may be harmed.

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

(c) None.

Item 6. Exhibits

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40407), filed with the SEC on May 18, 2021).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40407), filed with the SEC on May 18, 2021).

10.1*†¥	Offer Letter, by and between the Registrant and Nancy Boman, dated July 6, 2026.

10.2*†¥	Separation Letter, by and between the Registrant and William Turner, dated July 7, 2026, as amended on August 28, 2026.

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

Vera Therapeutics, Inc.

Date: November 5, 2026	By:	/s/ Marshall Fordyce
Marshall Fordyce, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Sean Grant
Sean Grant
Chief Financial Officer (Principal Financial Officer)